Form 10QSB
period 2000-06-30
RCA TRADING CO INC
filed 2000-08-14
CIK 1113546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

               [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           For Quarter ended June 30, 2000

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___________ to ______________

                           Commission File No 0-15893
                                     -------

                                 RCA TRADING CO.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Florida                                               13-4025362
------------------------                             ------------------------
(State or other jurisdiction                         (IRS Employer ID Number)
of incorporation or organization)

          1512 Palisades Avenue, Suite 10F, Fort Lee, New Jersey 10022
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 302-0610
                            --------------------------
                            Issuer's Telephone Number

             551 Fifth Avenue, Suite 1120, New York, New York 10176
             --------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
      REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH
          SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH
                      REPORTS), AND (2) HAS BEEN SUBJECT TO
                          SUCH FILING REQUIREMENTS FOR
                                THE PAST 90 DAYS.

                           Yes  X              No
                              ------              ------

As of July 31, 2000, the issuer had 6,437,175 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

                                 RCA TRADING CO.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                   AND FOR THE PERIOD MAY 6, 1996 (INCEPTION)
                              THROUGH JUNE 30, 2000

                                TABLE OF CONTENTS




Page No.

ACCOUNTANT'S REPORT................................................      1

FINANCIAL STATEMENTS

             Balance sheets........................................      2

             Statements of Operations..............................      3

             Statements of Changes in Stockholders' Deficit........      4

             Statements of Cash Flows..............................      5

             Notes to Financial Statements.........................      6

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.

                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203

To the Board of Directors and Stockholders
RCA Trading Co.
New York, New York

I have reviewed the accompanying balance sheets of RCA Trading Co. (a Florida corporation in the development stage) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows, for the six months then ended and for the period from May 6, 1996 (inception), to June 30, 2000 in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of RCA Trading Co.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Stewart H. Benjamin
Certified Public Accountant, P.C.


Plainview, New York
July 25, 2000

                                 RCA TRADING CO.
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                                                   June 30,          December 31,
                                                                                     2000               1999
                                                                                  (Unaudited)         (Audited)
Current assets:
    Cash                                                                      $           549     $          1,888
    Securities available-for-sale  (Note 2)                                             2,400                4,680
                                                                               --------------      ---------------

          Total current assets                                                          2,949                6,568

Other assets:  (Note 1)
    Organization costs, net                                                                33                   53
                                                                               --------------      ---------------
                                                                              $         2,982     $          6,621
                                                                               ==============      ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accrued expenses                                                           $           385     $           1,000
   Due to stockholder  (Note 5)                                                         8,076                 8,076
                                                                               --------------      ----------------
         Total current liabilities                                                      8,461                 9,076
                                                                               --------------      ----------------

Stockholders' deficit:  (Note 3)
   Common stock; $.001 par value; authorized -
      10,000,000 shares; issued and outstanding -
      6,437,175 shares in 2000 and 6,422,925 in 1999                                    6,437                 6,423
   Additional paid-in capital                                                          49,069                47,658
   Deficit accumulated during the development stage                                   (60,385)              (58,216)
   Unrealized gain (loss) on marketable securities                                       (600)                1,680
                                                                               --------------      ----------------


        Total stockholders' deficit                                                    (5,479)               (2,455)
                                                                               --------------      ----------------


                                                                              $         2,982     $           6,621
                                                                               ==============      ================

             See accompanying notes and accountant's review report.

                                 RCA TRADING CO.
                          (A Development Stage Company)

                            Statements of Operations

                                                                       Six             Six           May 6, 1996
                                                                  Months Ended    Months Ended     (inception) to
                                                                     June 30,        June 30,          June 30,
                                                                      2000            1999              2000
                                                                 ---------------  -------------     --------------
Commission income                                                $          --    $      27,500    $       27,500
                                                                  ------------    -------------     -------------

Costs and expenses:
   Amortization                                                  $          20    $          10    $          167
   General and administrative                                            2,149           46,862            87,718
                                                                   -----------     ------------     -------------
                                                                         2,169           46,872            87,885
                                                                   -----------     ------------     -------------

Net loss                                                         $      (2,169)  $      (19,372)   $      (60,385)
                                                                  ============     ============     =============

Loss per common share                                            $        (.00)  $         (.00)
                                                                  ============     ============

Weighted average common shares outstanding                           6,423,082        6,163,500
                                                                  =============    ============

             See accompanying notes and accountant's review report.

                                 RCA TRADING CO.
                          (A Development Stage Company)

                 Statements of Changes in Stockholders' Deficit
             For the Period May 6, 1996 (Inception) to June 30, 2000


                                                                                                   Deficit              Unrealized
                                                   Common Stock               Additional         Accumulated             Gain on
                                             ------------------------           Paid-in            from                Marketable
                                        Shares              Amount              Capital          Inception             Securities
                                      -----------        ------------        -----------         ------------       ----------------

Balances, May 6, 1996 (inception)              --        $        --        $         --        $         --        $        --

    Sale of common stock                  400,000                400              33,500                  --                 --

    Net loss for the period                                                                          (32,748)
                                     -------------         ----------         -----------         -----------         ----------

Balances, December 31, 1996               400,000                400              33,500             (32,748)                --

    Sale of common stock                5,758,000              5,758               4,842                  --                 --

    Net loss                                                                                         (10,471)
                                     -------------         ----------         -----------         -----------         ----------

Balances, December 31, 1997             6,158,000              6,158              38,342             (43,219)                --

    Sale of common stock                    5,500                  6               3,245                  --                 --

    Change in unrealized gain on
    marketable securities                      --                 --                  --                  --             38,250

    Net loss                                                                                          (2,908)
                                     -------------         ----------         -----------         -----------         ----------

Balances, December 31, 1998             6,163,500              6,164              41,587             (46,127)            38,250

    Sale of common stock                  259,425                259               6,071                  --                 --

    Change in unrealized gain on
    marketable securities                      --                 --                  --                  --            (36,570)

    Net loss                                                                                         (12,089)
                                     -------------         ----------         -----------         -----------         ----------

Balances, December 31, 1999             6,422,925        $     6,423        $     47,658        $    (58,216)       $     1,680

    Sale of common stock                   14,250                 14               1,411                  --                 --

    Change in unrealized gain on
    marketable securities                      --                 --                  --                  --             (2,280)

    Net loss                                                                                          (2,169)
                                     -------------         ----------         -----------         -----------         ----------

Balances, June 30, 2000                 6,437,175        $     6,437        $     49,069        $    (60,385)       $      (600)
                                     =============         ==========         ===========         ===========         ==========

             See accompanying notes and accountant's review report.

                                 RCA TRADING CO.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                        Six               Six         May 6, 1996
                                                                  Months Ended      Months Ended     (inception) to
                                                                     June 30,          June 30,         June 30,
                                                                       2000             1999              2000
                                                                   ------------     ------------     --------------
Cash flows from operating activities:
   Net loss                                                      $       (2,169)  $      (19,372)   $      (60,385)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
      Amortization                                                           20               10               167
      Common stock issued for services                                       --               --                --
      Changes in assets and liabilities:
       Increase (decrease) in accrued expenses                             (615)          13,000               385
       Increase (decrease) in amounts
           due to stockholder                                                --            6,500             8,076
                                                                   ------------    -------------      ------------

       Net cash provided by (used in) operating activities               (2,764)             138           (51,757)
                                                                   ------------    -------------      ------------

Cash flows from investing activities:

   Organization costs                                                        --               --              (200)
   Investment in marketable securities                                       --               --            (3,000)
                                                                   ------------    -------------      ------------


       Net cash used in investing activities                                 --               --            (3,200)
                                                                   ------------    -------------      ------------

Cash flows from financing activities:

   Proceeds from sale of common stock                                     1,425              200            55,506
                                                                   ------------    -------------      ------------
       Net cash provided by financing activities                          1,425              200            55,506
                                                                   ------------    -------------      ------------

Net increase (decrease) in cash                                          (1,339)             338               549
Cash at beginning of period                                               1,888              107                --
                                                                   ------------    -------------      ------------

Cash at end of period                                             $         549    $         445     $         549
                                                                   ============     ============      ============



Supplemental disclosure of noncash investing and financing activities:

   Common stock issued for organizational costs                   $          --    $          --     $          --
                                                                   ============     ============      ============
   Common stock issued for services and costs advanced            $          --    $          --     $          --
                                                                   ============     ============      ============
   Change in unrealized gain on securities available-for-sale     $      (2,280)   $          --     $        (600)
                                                                   ============     ============      ============




             See accompanying notes and accountant's review report.

                                 RCA TRADING CO.
                          (A Development Stage Company)
                          Notes to Financial Statements



Note 1 - Summary of Significant Accounting Policies

Description of Business

The financial statements presented are those of RCA Trading Co., a development stage company (the "Company"). The Company was incorporated under the laws of the State of Florida on May 6, 1996. The Company's activities, to date, have been primarily directed towards the raising of capital.

As shown in the financial statements, as of June 30, 2000, the Company has incurred an accumulated deficit of $60,385 and has $549 in cash. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Securities Available-For-Sale

Securities available-for-sale consist of marketable equity securities not classified as trading securities. Securities available-for-sale are stated at fair value, and unrealized holding gains and losses are reported as a separate component of stockholders' equity.

Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

Organization Costs

Organization costs are amortized using the straight-line method over five years.

Fair Value of Financial Instruments

The fair value of the Company's payables due to a stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Note 2 - Securities Available-For-Sale

The amortized cost and fair value of securities available-for-sale at June 30, 2000 are as follows:

         Amortized cost                    $     3,000
         Gross unrealized loss                    (600)
                                            ----------
         Fair value                        $     2,400
                                            ==========

Securities available-for-sale at June 30, 2000 consists of 30,000 shares of Radio World Corp., which is traded on the OTC Bulletin Board. The Company sold no securities during the six months ended June 30, 2000 and 1999.

Note 3 - Stockholders' Deficit

Common Stock

Since the date of inception, the Company has issued 6,437,175 shares of common stock, 5,410,000 of which were for services and costs advanced, valued at $.001 per share. These shares were issued to officers and consultants of the Company.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Note 4 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At June 30, 2000, the Company has net operating loss carryforwards of $60,385 which may be available to offset future taxable income through 2020.

Note 5 - Related Party Transactions

The Company was indebted to a stockholder for the purchase of marketable equity securities and expenses advanced on behalf of the Company, in the amount of $8,076 at June 30, 2000. There are no specific terms for repayment on the amount due to stockholder.

Office facilities are provided to the Company by an officer at no cost.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with limited operations or income since 1996. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

         Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern, and to provide funding for required future filings under the Securities Exchange Act of 1934.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be to private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Year 2000 Compliance

         The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may have recognized the date using 00 as the year 1900 rather than the year 2000. This may have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company has confirmed that its systems are year 2000 Compliant. It has experience no Y2K problems to date.

         The Company believes that it has disclose all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description

3(i).1            Articles of Incorporation of RCA Trading Co. (1)

3(ii).1           By-Laws of RCA Trading Co. (1)

27.1              Financial data Schedule *


(1) Incorporated by reference from the Form 10-SB filed by the Company on May 17, 2000.
 *   Filed herewith
-----------

         (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 9, 2000

                                                RCA TRADING CO.


                                                By:s/s Dominick Pope
                                                   -------------------------
                                                   Dominick Pope, President

                                                   S/James Season
                                                   -------------------------
                                                   James Season, Secretary