Form 10QSB
period 2000-09-30
RCA TRADING CO INC
filed 2000-11-20
CIK 1113546

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No 0-15893
                                              -------

                                 RCA TRADING CO.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                         13-4025362
--------------------------------                      -----------------
  (State or other jurisdiction                     (IRS Employer ID Number)
of incorporation or organization)

            515 Madison Avenue, Suite 2100, New York, New York 10022
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 644-5440
                            -------------------------
                            Issuer's Telephone Number

             1512 Palisades Avenue, Suite 10F, Fort Lee, New Jersey
             ------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes  X          No
                              ------          -----

As of October 31, 2000, the issuer had 6,439,175 shares of common stock, par value $.001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

                                 RCA TRADING CO.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                   AND FOR THE PERIOD MAY 6, 1996 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2000

                                TABLE OF CONTENTS







                                                                        Page No.

ACCOUNTANT'S REPORT...................................................     1

FINANCIAL STATEMENTS

             Balance sheets...........................................     2

             Statements of Operations.................................     3

             Statements of Changes in Stockholders' Deficit...........     4

             Statements of Cash Flows.................................     5

             Notes to Financial Statements............................     6

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803
                                    ---------
                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203

To the Board of Directors and Stockholders
RCA Trading Co.
New York, New York

I have reviewed the accompanying balance sheet of RCA Trading Co. (a Florida corporation in the development stage) as of September 30, 2000, and the related statements of operations, stockholders' deficit and cash flows, for the nine months ended September 30, 2000 and 1999 and for the period from May 6, 1996 (inception), to September 30, 2000 in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of RCA Trading Co.

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

Stewart H. Benjamin
Certified Public Accountant, P.C.


Plainview, New York
November 13, 2000

                                 RCA TRADING CO.
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                                                 September 30,      December 31,
                                                                                     2000               1999
                                                                                  (Unaudited)         (Audited)
                                                                                ---------------    ---------------
Current assets:
    Cash                                                                      $           424     $          1,888
    Securities available-for-sale  (Note 2)                                             1,500                4,680
                                                                              ----------------    ----------------

          Total current assets                                                          1,924                6,568

Other assets:  (Note 1)
    Organization costs, net                                                                23                   53
                                                                                -------------       --------------

                                                                              $         1,947     $          6,621
                                                                               ==============      ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accrued expenses                                                           $         2,500     $          1,000
   Due to stockholder  (Note 5)                                                         8,076                8,076
                                                                                -------------       ---------------
         Total current liabilities                                                     10,576                9,076
                                                                                -------------      ----------------

Stockholders' deficit:  (Note 3)
   Common stock; $.001 par value; authorized -
      10,000,000 shares; issued and outstanding -
      6,439,175 shares in 2000 and 6,422,925 in 1999                                    6,439                6,423
   Additional paid-in capital                                                          49,267               47,658
   Deficit accumulated during the development stage                                   (62,835)             (58,216)
   Unrealized gain (loss) on marketable securities                                     (1,500)               1,680
                                                                                -------------      ---------------

        Total stockholders' deficit                                                    (8,629)              (2,455)
                                                                                -------------      ---------------

                                                                              $         1,947     $          6,621
                                                                               ==============      ===============


             See accompanying notes and accountant's review report.

                                 RCA TRADING CO.
                          (A Development Stage Company)

                            Statements of Operations

                                                                       Nine             Nine           May 6, 1996
                                                                   Months Ended     Months Ended    (inception) to
                                                                   September 30,    September 30,   September 30,
                                                                      2000              1999              2000
                                                                 ---------------  ----------------   --------------
Commission income                                                $            --  $       27,500     $      27,500
                                                                  --------------   -------------     -------------

Costs and expenses:
   Amortization                                                  $            30  $           30     $         177
   General and administrative                                              4,589          38,048            90,158
                                                                   -------------   -------------       -----------
                                                                           4,619          38,078            90,335
                                                                   -------------   -------------      ------------

Net loss                                                         $       (4,619)  $      (10,578)    $     (62,835)
                                                                  =============    =============      =============

Loss per common share                                            $         (.00)  $         (.00)
                                                                  =============    =============

Weighted average common shares outstanding                            6,431,259        6,188,274
                                                                  =============    =============








             See accompanying notes and accountant's review report.

                                 RCA TRADING CO.
                          (A Development Stage Company)

                 Statements of Changes in Stockholders' Deficit
          For the Period May 6, 1996 (Inception) to September 30, 2000



                                                                                                   Deficit             Unrealized
                                             Common Stock                    Additional          Accumulated             Gain on
                                    ---------------------------------         Paid-in               from               Marketable
                                        Shares           Amount               Capital             Inception            Securities
                                    ------------     ----------------    ----------------      ---------------       --------------
Balances, May 6, 1996 (inception)            --     $              --    $             --    $              --     $            --

    Sale of common stock                400,000                   400              33,500                   --                  --

    Net loss for the period                                                                            (32,748)
                                    ------------      ----------------     ---------------     ----------------      --------------

Balances, December 31, 1996             400,000                   400              33,500              (32,748)                 --

    Sale of common stock              5,758,000                 5,758               4,842                   --                  --

    Net loss                                                                                           (10,471)
                                    ------------      ----------------     ---------------     ----------------      --------------

Balances, December 31, 1997           6,158,000                 6,158              38,342              (43,219)                 --

    Sale of common stock                  5,500                     6               3,245                   --                  --

    Change in unrealized gain on
    marketable securities                    --                    --                  --                   --              38,250

    Net loss                                                                                            (2,908)
                                    ------------      ----------------     ---------------     ----------------      --------------

Balances, December 31, 1998           6,163,500                 6,164              41,587              (46,127)             38,250

    Sale of common stock                259,425                   259               6,071                   --                  --

    Change in unrealized gain on
    marketable securities                    --                    --                  --                   --             (36,570)

    Net loss                                                                                           (12,089)
                                    ------------      ----------------     ---------------     ----------------      --------------

Balances, December 31, 1999           6,422,925     $           6,423    $         47,658    $         (58,216)    $         1,680

    Sale of common stock                 16,250                    16               1,609                   --                  --

    Change in unrealized gain on
    marketable securities                    --                    --                  --                   --              (3,180)

    Net loss                                                                                            (4,619)
                                    ------------      ----------------     ---------------     ----------------      --------------

Balances, September 30, 2000          6,439,175     $           6,439    $         49,267    $         (62,835)    $        (1,500)
                                    ============      ================     ===============     ================      ==============






             See accompanying notes and accountant's review report.

                                 RCA TRADING CO.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                      Nine              Nine         May 6, 1996
                                                                  Months Ended      Months Ended  (inception) to
                                                                  September 30,     September 30,  September 30,
                                                                       2000             1999            2000
                                                                   ------------     ------------     ---------


Cash flows from operating activities:
   Net loss                                                      $       (4,619)  $      (10,578)   $     (62,835)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Amortization                                                           30               30              177
      Common stock issued for services                                       --               --               --
      Changes in assets and liabilities:
       Increase (decrease) in accrued expenses                            1,500            1,961            2,500

       Increase (decrease) in amounts
           due to stockholder                                                --            6,500            8,076
                                                                   ------------     ------------       ----------

       Net cash used in operating activities                             (3,089)          (2,087)         (52,082)
                                                                   ------------     ------------       ----------

Cash flows from investing activities:

   Organization costs                                                       --                --             (200)
   Investment in marketable securities                                      --                --           (3,000)
                                                                   -----------      ------------      -----------

       Net cash used in investing activities                                --                --
                                                                   -----------      ------------      -----------
(3,200)

Cash flows from financing activities:

   Proceeds from sale of common stock                                    1,625            1,980            55,706
                                                                   -----------      -----------       -----------
       Net cash provided by financing activities                         1,625            1,980            55,706
                                                                   -----------      -----------       -----------

Net increase (decrease) in cash                                         (1,464)            (107)              424
Cash at beginning of period                                              1,888              107                --
                                                                   -----------      -----------       -----------

Cash at end of period                                            $         424     $         --      $        424
                                                                  ============      ===========       ===========



Supplemental disclosure of noncash
  investing and financing activities:

   Common stock issued for organizational costs                  $          --    $          --      $         --
                                                                  ============     ============       ===========
   Common stock issued for services and costs advanced           $          --    $          --      $         --
                                                                  ============     ============       ===========
   Change in unrealized gain on securities available-for-sale    $      (3,180)   $          --      $     (1,500)
                                                                  ============     ============       ===========




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

As shown in the financial statements, as of September 30, 2000, the Company has incurred an accumulated deficit of $62,835 and has $424 in cash. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Note 2 - Securities Available-For-Sale

The amortized cost and fair value of securities available-for-sale at September 30, 2000 are as follows:

         Amortized cost                             $     3,000
         Gross unrealized loss                           (1,500)
                                                      ---------
         Fair value                                 $     1,500
                                                     ==========

Securities available-for-sale at September 30, 2000 consists of 30,000 shares of Radio World Corp., which is traded on the OTC Bulletin Board. The Company sold no securities during the nine months ended September 30, 2000 and 1999.

Note 3 - Stockholders' Deficit

Common Stock

Since the date of inception, the Company has issued 6,439,175 shares of common stock, 5,410,000 of which were for services and costs advanced, valued at $.001 per share. These shares were issued to officers and consultants of the Company.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Note 4 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At September 30, 2000, the Company has net operating loss carryforwards of $62,835 which may be available to offset future taxable income through 2020.

Note 5 - Related Party Transactions

The Company was indebted to a stockholder for the purchase of marketable equity securities and expenses advanced on behalf of the Company, in the amount of $8,076 at September 30, 2000. There are no specific terms for repayment on the amount due to stockholder.

Office facilities are provided to the Company by an officer at no cost.

                                 RCA Trading Co.

Management's Discussion and Analysis or Plan of Operations

Results of Operations

         During the period from August 10, 1995 (inception) through September 30, 2000, the Company has engaged in no significant operations other than organizational activities and acquisition of capital. During this period, the Company received no significant revenues other than incidental commission revenues totaling $27,500, in 1999.

         For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration and compliance with reporting obligations under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate any significant revenues.

Liquidity and Capital Resources

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from the sale of stock in the amount of $55,706. Substantially all of such funds have been used to pay expenses incurred by the Company.

         The Company intends to enter into a business combination. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement on Form 10-SB, and in conjunction with future compliance with its on-going reporting obligations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in May 1996. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Exhibit No.       Description
-----------       -----------
3(i).1            Articles of Incorporation of RCA Trading Co. (1)

3(ii).1           By-Laws of RCA Trading Co. (1)

27.1              Financial Data Schedule *


(1) Incorporated by reference from the Form 10-SB filed by the
    Company on May 17, 2000.
 *   Filed herewith
-----------

         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated Novemer 16, 2000

                                               RCA TRADING CO.


                                            By:/s/ Dominick Pope
                                               ----------------------------
                                               Dominick Pope, President

                                               /s/ James Season
                                               ----------------------------
                                               James Season, Secretary