Form 10KSB
period 2000-12-31
RCA TRADING CO INC
filed 2001-04-11
CIK 1113546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File No: 0-15893

RCA TRADING CO., INC.

(Name of small business in its charter)

Florida	13-4025362
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

515 Madison Avenue, 21st Fl. New York, NY	10022
Address of Principal Executive Office	Zip Code

Issuer's telephone number: (212) 644-5440

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,283,250 as of December 31, 2000.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the state of Florida on May 6, 1996. The Company was formed as a "blind pool" or "blank check" company for the purpose of seeking to complete a merger or business acquisition transaction, and is in the early developmental and promotional stages. The Company has not commenced any commercial operations, has no full-time employees, and owns no real estate.

The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

As of the end of its fiscal year ending December 31, 2000, the Company had entered into an Agreement for Share Exchange ("Exchange Agreement") dated October 16, 2000, with American Waste Recovery, Inc., ("AWR") a private Nevada corporation. Under the terms of the Agreement, the Company will acquire an aggregate of 6,622,250 shares of common stock of AWR, representing 100% of the issued and outstanding stock of AWR, in a share-for-share exchange on the basis of one share of common stock of the Company for each share of AWR common stock acquired by the Company. It is contemplated by the parties that the corporate name of the Company shall be changed contingent upon and subsequent to the closing.

In the event the Company completes the contemplated Exchange Agreement, a change in control will occur. A provision of the Exchange Agreement mandates that certain shareholders of the Company surrender a total of 4,600,000 shares for cancellation, leaving the Company with a total of 1,683,250 shares issued and outstanding, from an original total of 6,283,250 shares issued and outstanding. The Company will have a total of 8,305,500 shares issued and outstanding, of which 1,683,250 shares, or approximately 20.27%, will be owned by its current shareholders, and of which 6,622,250, or approximately 79.73%, will be owned by the current shareholders of AWR. AWR, a development stage company engaged in the business of fabricating and operating organic matter treatment plants and developing new waste treatment technologies, plans to continue to conduct its existing business operations as a subsidiary of the Company.

Company management believes that AWR satisfies the criteria it established for identification of merger candidates, and that the proposed share exchange transaction is consistent with the Company's business plan. However, there is no assurance that the proposed transaction will be completed in accordance with the terms of the Agreement.

In the event that the contemplated share exchange with AWR is not consummated, it is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

In the event the share exchange with AWR is not consummated, the Company's search will be directed towards small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate n the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (v). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. The Company will be limited to a single business acquisition transaction in the event it completes the proposed share exchange with AWR. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company' securities.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, in the event the Company does not complete the proposed merger transaction with AWR, management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee.

In investigation and selection of possible merger or acquisition candidates, the Company anticipates that it will consider, among other things, the following factors:

(a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(e) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(f) The availability of audited financial statements for the business opportunity; and

(g) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

No one of the factors above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In applying the criteria listed above, no one of which will be controlling, management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase of and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

The proposed transaction with AWR is structured as a reverse acquisition in which AWR will become a wholly-owed subsidiary of the Company. Following completion of the share exchange, the current shareholders of AWR will own a majority of the outstanding stock of the Company, and all of the current officers and directors of the Company will be replaced by persons designated by AWR.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of more than 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market. The shares to be issued to AWR will be issued pursuant to exemptions from registration and will be restricted securities as that term is defined in Rule 144 under the Securities Act of 1933.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

(i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

(ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

(iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. The Company currently maintains a mailing address at 515 Madison Avenue, 21st Fl. New York, NY, 10022. The Company's telephone number there is (212) 644-5440. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2000.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 38 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company remains in the development stage. Since inception, it has received cash proceeds of $44,416 from sale of stock, and has issued shares for services valued at $5,410. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2000, reflects a current asset value of $600, which is all in the form of securities available for sale, current liabilities of $27,368, and a deficit of $74,914 accumulated during the development stage.

Results of Operations

During the period from May 6, 1996, (inception) through December 31, 2000, the Company has accumulated a deficit of $74,194. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Need for Additional Financing

During the fiscal year ending December 31, 2001, the Company plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In the event the Company does not complete the proposed transaction with AWR, it will require additional capital in order to meet its cash needs for the next year.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

In the event the Company completes the proposed transaction with AWR, its needs for additional capital will change. Current management has no basis upon which to determine the possible capital needs of the Company following completion of the contemplated transaction.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7. FINANCIAL STATEMENTS.

See following pages.

RCA TRADING CO.

(A Development Stage Company)

Independent Auditors' Report

Independent Auditor's Report

Balance Sheet

Statement of Operations

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders of RCA Trading Co. (A Development Stage Company)

We have audited the balance sheet of RCA Trading Co. (A Development Stage Company) as of December 31, 2000, and the statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000, and the results of its operations and cash flows for the year then ended in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

March 23, 2001

Grant Thornton, LLP

Chartered Accountants

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of RCA Trading Co.

New York, New York

I have audited the accompanying balance sheet of RCA Trading Co. (a Florida corporation in the development stage) as of December 31, 1999, and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

As discussed in Note 7 to the financial statements, the company restated its financial statement to correct the accounting for organization costs and to reflect a correction in the number of common shares issued in 1999 and the consideration received for the issuance of these common shares.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCA Trading Co. as of December 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Stewart H. Benjamin

Certified Public Accountant, P.C.

Plainview, New York

May 8, 2000 (except as to Note 7 to which date is March 22, 2001).

RCA TRADING CO.

(A Development Stage Company)

BALANCE SHEET

(Expressed in U.S. Dollars)

December 31, 2000

	2000	1999
ASSETS
Current
Cash	$ -	$ 1,888
Securities available for sale	600	4,680
	$ 600	$ 6,568
Current Liabilities
Bank indebtedness	$ 30	$ -
Payables and accruals	13,071	2,657
Due to shareholder (Note 3)	14,267	12,656
	27,368	15,313
Stockholders' Deficiency
Capital stock (Note 4)
Authorized:
10,000,000 common shares with a par value of 0.001 per share
Issued:
6,283,250 (1999: 6,163,500) common shares	6,284	6,164
Additional paid-in capital	43,542	41,587
	49,826	47,751
Deficit	(74,194)	(58,176)
	(24,368)	(10,425)
Unrealized (loss) gain on marketable securities	(2,400)	1,680
	(26,768)	(8,745)
	$ 600	$ 6,568

See accompanying notes to the financial statements.

RCA TRADING CO.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Expressed in U.S. Dollars)

	For the period from inception to December 31, 2000	Year Ended December 31, 2000	Year Ended December 31, 1999
Commission income	$27,500	$ -	$27,500
Expenses
Office and general	101,694	16,018	39,549
Net loss	$74,194	$16,018	$12,049
Loss per share		$ 0.01	$ 0.01
Weighted average common shares outstanding		6,248,934	6,163,500

See accompanying notes to the financial statements.

RCA TRADING CO.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

Period from inception to December 31, 2000

	Capital Stock Shares	Capital Stock Amount	Capital Stock Additional Paid-in Capital	Deficit Accumulated from Inception	Unrealized Gain on Marketable Securities	Total
Balances, May 6, 1996 (inception)	-	$ -	$ -	$ -	$ -	$ -
Sale of common stock for cash	400,000	400	33,500	-	-	33,900
Net loss	-	-	-	(32,748)	-	(32,748)
Balances, December 31, 1996	400,000	400	33,500	(32,748)	-	1,152
Issuance of common stock for services	5,410,000	5,410	-	-	-	5,410
Sale of common stock for cash	348,000	348	4,842	-	-	5,190
Net loss	-	-	-	(10,471)	-	(10,471)
Balances, December 31, 1997	6,158,000	6,158	38,342	(43,219)	-	1,281
Sale of common stock for cash	5,500	6	3,245	-	-	3,251
Change in unrealized gain on marketable securities	-	-	-	-	38,250	38,250
Net loss	-	-	-	(2,908)	-	(2,908)
Balances, December 31, 1998	6,163,500	6,164	41,587	(46,127)	38,250	39,874
Change in unrealized gain on marketable securities	-	-	-	-	(36,570)	(36,570)
Net loss	-	-	-	(12,049)	-	(12,049)
Balances, December 31, 1999	6,163,500	6,164	41,587	(58,176)	1,680	(8,745)
Sale of common stock for cash	119,750	120	1,955	-	-	2,075
Change in unrealized gain on marketable securities	-	-	-	-	(4,080)	(4,080)
Net loss	-	-	-	(16,018)	-	(16,018)
Balances, December 31, 2000	6,283,250	$6,284	$43,542	$(74,194)	$(2,400)	$(26,768)

See accompanying notes to the financial statements.

RCA TRADING CO.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	For the period from inception to December 31, 2000	Year Ended December 31, 2000	Year Ended December 31, 1999
Cash derived from (applied to)
Operating
Net loss	$(74,194)	$(16,018)	$(12,049)
Services rendered for common stock	5,410	-	-
Change in non-cash operating working capital
Payables and accruals	13,071	10,415	2,750
	(55,713)	(5,603)	(9,299)
Financing
Shares issued for cash	44,416	2,075	-
Due to a shareholder	14,267	1,610	11,080
	58,683	3,685	11,080
Investing
Purchase of securities available for sale	(3,000)	-	-
(Decrease) increase in cash	(30)	(1,918)	1,781
Cash, beginning of year	-	1,888	107
(Bank indebtedness) cash, end of year	$ (30)	$ (30)	$ 1,888
Non-cash financing transactions not included in cash flows
Unrealized gain on securities available for sale	$ 2,400	$ 4,080	$36,570
Common stock issued for services	$ 5,410	$ -	$ -

See accompanying notes to the financial statements.

RCA TRADING CO

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

December 31, 2000

1. Organization and description of business

The company was incorporated under the laws of Florida on May 6, 1996.

The company does not have an established source of revenue significant to cover its operating costs and to allow it to continue as a going concern. It is the intention of the company to seek additional financing through private placements of its common stock.

2. Summary of significant accounting policies

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Statement of cash flows

For the purpose of the statement of cash flows, the company considers cash on hand and balances with banks, net of overdrafts, and highly liquid temporary money market instruments with original maturities of three months or less as cash or cash equivalents.

Deferred income taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws.

A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Financial instruments

The company has financial instruments that include cash, payables and accruals, and amounts due to a shareholder.

The fair value of all financial instruments, except amounts due to a shareholder, approximates their recorded amounts. it is not practicable to estimate the fair value of the balance due to the shareholder due to the indefinite payment terms.

Recent accounting pronouncements

SFAS Nos. 133 and 138

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and certain Hedging Activities, an amendment of FASB Statement No. 133", effective for fiscal years beginning after June 15, 2000. These Statements establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statements generally provide for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting SFAS Nos. 133 and 138 on the financial statements, but does not anticipate that they will have a material impact.

SFAS No. 140

The Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125. The new Statement revises some of the standards for accounting for collateral and for securitizations and other transfers of financial assets. It is based on the financial-components approach used in SFAS 125 and carries over most of that Statement's accounting provisions without change. The revised accounting provision applies to transfers of financial assets occurring after March 31, 2001. SFAS 140 also requires expanded disclosures about securitized and pledged financial assets, which are effective for fiscal years ending after December 15, 2000. Management is evaluating the impact of adopting SFAS No. 140 on the financial statements, but does not anticipate that it will have a material impact.

Loss per share

The company follows Statement of Financial Accounting Standard No. 128, to calculate earnings per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding.

3. Due to shareholder

Advances from a shareholder are non-interest bearing, unsecured, and have no set terms of repayment.

  Capital stock

Common stock

Since inception, the company has issued 6,283,250 shares of common stock, 5,410,000 of which were for services and costs advanced in 1997, valued at $.001 per share. These shares were issued to officers and consultants of the company.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Options

Since inception, the company has not issued any options on its common stock.

  Income taxes

At December 31, 2000, the company has net operating losses carried forward of approximately $60,000 (December 31, 1999: $58,000) that may be offset against future taxable income to 2019. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

6. Related party transactions

Office facilities are provided to the company by an officer at no cost.

7. Prior period adjustment

Organization costs, common shares issued, cash, and amounts due to a shareholder were restated as of December 31, 1999 to correct the accounting treatment of organization costs and common stock issued during 1999.

8. Subsequent event

Pursuant to an Agreement for Share Exchange dated October 16, 2000, entered into by the company and American Waste Recovery, Inc. ("AWR") (a private Nevada corporation), the company has agreed to acquire all 6,622,250 issued and outstanding shares of AWR.

In order to effect this transaction, the company has agreed to reduce the total number of its issued and outstanding common shares by 4,600,000 from 6,283,250 to 1,683,250 and then issue 6,622,250 shares to the shareholders of AWR.

As a result of this transaction, AWR will become a wholly-owned subsidiary of the company, and the former shareholders of AWR will in turn own the majority of the issued and outstanding shares of the company. The transaction will therefore be a reverse acquisition and will be accounted for by the purchase method with AWR being the acquirer.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 23, 2001, the Company appointed the firm of Grant Thornton, LLP of 1055 West Georgia Street, Vancouver, Canada, as independent auditors of the Company for the fiscal year ended December 31, 2000.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Dominick Pope	67	President and a Director since May 6, 1996
James Season	56	Secretary and a Director since May 6, 1996

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Dominick Pope.

Mr. Pope, President and a Director, has served as President of the L.J. Loeffler In-House Communications Business, New York City, since 1977. Mr. Pope attended Baruch College. Mr. Pope was formerly the chairman of Intercom Technologies Corp.

James Season.

Mr. Season, Secretary and a Director, has been treasurer and a director of Insurance Capital Corp. since 1996. He has been a consultant and President of Ambassador Capital Group, Inc. since 1999. From 1996 to 1999, he was Chief Financial Officer and a director of Hungarian Broadcasting Corp. From 1995 to 1996, he was a senior financial officer and director (until 1999) of Hungarian Telephone and Cable Corp. From 1993 to 1995, he was Chief Financial Officer and Vice Chairman of Standard Brands Paint Company. Prior to 1993, he held a number of senior financial and investment banking positions including being Managing Director of Chase Manhattan Bank from 1982 to 1986.

Compliance With Section 16(a) of the Exchange Act.

The Company's officers, directors and principal shareholders have represented to the Company that they have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3.

ITEM 10. EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Thomas Phillips III 259 Westchester Ave. Tuckhoe, NY 10011	1,800,000	29.2%
Christian Rama 17 Fruitwood Lane Commack, NY 11725	1,800,000	29,2%
Dominick Pope (1) 515 Madison Avenue, 21st Fl. New York, NY 10022	10,000	***
James Season (1) 515 Madison Avenue, 21st Fl. New York, NY 10022	0	***
All directors and executive officers (2 persons)	10,000	***

(1) The person listed is an officer, a director, or both, of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

As permitted by Florida law, the Company's Bylaws provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being, or having been, Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

The Company's Bylaws exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Title 36, Chapter 607.0850, of the Florida Corporation Statutes, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

In particular, the Company's officers, directors and principal shareholders formed other blind pool or blank check Florida-based companies at about the same time as formation of the Company, which have a structure and a business plan identical to that of the Company. Dominick Pope, President and a Director of the Company, is also an executive officer of Amwest Group, Inc., Secretary of F-Pack, International, President and a director of Rolfe Enterprises, Inc., and is President of Studio II Productions, Inc. James Season, Secretary and a Director of the Company, is also Secretary of Rolfe Enterprises, Inc.

It is also likely that the Company's officers and directors will form additional blind pool or blank check companies in the future, with a business plan similar or identical to that of the Company. The other blind pool or blank check companies which were formed at about the same time as the Company and have an identical structure and business plan may be considered to be in direct competition with the Company for available business opportunities, but that competition does not currently create a conflict of interest with the Company because each of such companies currently has an identical group of shareholders. However, any additional blind pool or blank check companies formed in the future, or which do not have the same shareholders and an identical capital structure as the Company, would be in direct competition with the Company for available business opportunities and would create the potential for conflicts of interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No. Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 17, 2000).

3.1a Amendment to Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 17, 2000).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 17, 2000 ).

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2000.

SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RCA TRADING CO., INC.

By: /S/ DOMINICK POPE

Dominick Pope, President and a Director

By:/S/ JAMES SEASON

James Season, Secretary and a Director

Date: April 11, 2001