Form 10QSB
period 2001-03-31
RCA TRADING CO INC
filed 2001-05-21
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2001.

____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

RCA TRADING CO., INC.

(Exact name of registrant as specified in its charter)

Florida	0-15893	13-4025362
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1666 West 75th Avenue Vancouver, B.C., Canada	V6P6G2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 714-1606

515 Madison Avenue, 21st Fl. New York, NY 10022

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2001, there were 8,305,500 shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

RCA Trading Co.

(A Development Stage Company)

Consolidated

Financial Statements

(Expressed in U.S. Dollars)

March 31, 2001

(Unaudited)

Contents

Page

Consolidated Balance Sheet 1

Consolidated Statement of Operations 3

Consolidated Statement of Stockholders' (Deficiency) Equity 4

Consolidated Statement of Cash Flows 6

Notes to the Consolidated Financial Statements 8-13

RCA Trading Co.

(A Development Stage Company)

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

March 31 December 31

2001 2000

(Unaudited)

Assets
Current
Cash	$107,102	$95,040
Interest receivable	-	403

	107,102	95,443
Capital assets (Note 4)	2,130	2,265
Deposit (Note 5)	6,567	6,567

	$115,799	$104,275

Current Liabilities
Payables and accruals	$37,921	$9,265
Due to company with director in common (Note 6)	70,460	7,000
Due to shareholder	14,267	-

	122,648	16,265

Stockholders' (Deficiency) Equity
Capital stock
Authorized:
10,000,000 common shares with a par value of $0.001 per share
Issued:
8,305,500 (2000: 6,622,250) common shares (Note 7)	8,305	6,622
Shares subscribed	55,900	22,500
Additional paid-in capital	846,826	799,127

	911,031	828,249
Deficit accumulated during the development stage	(917,880)	(740,239)

	(6,849)	88,010

	$115,799	$104,275

Commitments (Note 11)

See accompanying notes to the consolidated financial statements.

RCA Trading Co.

(A Development Stage Company)

Consolidated Statement of Operations

(Expressed in U.S. Dollars)

For the Period For the Period

from Inception For the from Inception

(January 20, Three Month (January 20,

2000) to Period Ended 2000) to

March 31 March 31 March 31

2001 2001 2000

(Unaudited)

Interest earned	$1,930	$752	$-

Expenses
Compensation expense for stock options (Note 7)	258,000	76,750	-
Consulting	346,418	50,248	50,333
Depreciation	447	135	-
Office and general	21,709	6,008	2,135
Professional fees	74,592	31,010	10,625
Rent	6,163	3,673	-
Research and development	150,000	-	-
Shareholder communication	3,357	844	-
Telephone and internet	4,523	1,806	-
Travel and promotion	54,601	7,919	10,202

	919,810	178,393	73,295

Net loss	$917,880	$177,641	$73,295

Weighted average common shares outstanding		6,395,597	5,166,536

Basic and diluted earnings per share		$(0.03)	$(0.01)

See accompanying notes to the consolidated financial statements.

RCA Trading Co.

(A Development Stage Company)

Statement of Stockholders' (Deficiency) Equity

(Expressed in U.S. Dollars)

For the period from inception (January 20, 2000) to March 31, 2000

(Unaudited)

	Common Shares	Common Shares	Additional Paid-in Capital	Shares Subscribed	Deficit Accumulated During the Development Stage	Total
	(Number)	(Amount)

Shares issued for cash at $0.001 per share	5,250,000	$5,250	$-	$-	$-	$5,250
Shares issued for cash at $0.30 Cdn. per share	40,000	40	7,960	-	-	8,000
Shares issued for cash at $0.50 Cdn. per share	1,000,000	1,000	337,287	-	-	338,287
Shares issued for cash at $1.00 Cdn. per share	182,250	182	122,780	-	-	122,962
Shares issued to acquire research and development (Note 8)	150,000	150	149,850	-	-	150,000
Shares subscribed at $1.00 U.S. cash per share	-	-	-	22,500	-	22,500
Compensation expense for stock options (Note 7)	-	-	181,250	-	-	181,250
Net loss	-	-	-	-	(740,239)	(740,239)

Balance, December 31, 2000	6,622,250	6,622	799,127	22,500	(740,239)	88,010
Acquisition of AWR on March 26, 2001 (Note 3)	6,622,250	6,622	(33,990)	-	-	(27,368)
Reverse merger adjustment	(4,939,000)	(4,939)	4,939	-	-	-
Shares subscribed at $1.00 U.S. cash per share	-	-	-	33,400	-	33,400
Compensation expense for stock options	-	-	76,750	-	-	76,750
Net loss	-	-	-	-	(177,641)	(177,641)

Balance, March 31, 2001	8305500	$8305	$846826	$55900	$(917880)	$(6849)

See accompanying notes to the consolidated financial statements.

RCA Trading Co.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in U.S. Dollars)

For the

For the Period Period from

from Inception For the Inception to

(January 20, Three Month (January 20,

2000) to Period Ended 2000) to

March 31 March 31 March 31

2001 2001 2000

(Unaudited)

Cash derived from (applied to)

Operating
Net loss	$(917,880)	$(177,641)	$(73,295)
Depreciation	447	135	-
Research and development expenses paid through the issuance of common shares (Note 8)	150,000	-	-
Compensation expense for stock options	258,000	76,750	-
Change in non-cash operating working capital
Interest receivable	-	403	-
Payables and accruals	24,820	15,555	-

	(484,613)	(84,798)	(73,295)
Financing
Advances under credit facility with a company with a director in common	188,460	63,460	-
Repayments of credit facility with a company with a director in common	(118,000)	-	-
Shares issued for cash	474,499	-	364,720
Shares subscribed	55,900	33,400	-

	600,859	96,860	364,720
Investing
Acquisition of capital assets	(2,577)	-	-
Deposit	(6,567)	-	-

	(9,144)	-	-

Increase in cash	107,102	12,062	291,425

Cash, beginning of period	-	95,040	-

Cash, end of period	$107,102	$107,102	$291,425

Non-cash financing transactions not included in cash flows
Shares issued to acquire intellectual property	$150,000	$-	$-

Compensation expense for stock options	$181,250	$76,750	$-

See accompanying notes to the consolidated financial statements.

RCA Trading Co.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2001

(Unaudited)

1. Organization and description of business

The company was incorporated under the laws of Florida on May 6, 1996 as RCA Trading Co. Subsequent to March 31, 2001, the company notified its shareholders of its intention to change its name to Agronix, Inc.

Pursuant to a share exchange agreement entered into on October 16, 2000 and closed on March 26, 2001, between the shareholders of the company and shareholders of a private company, American Waste Recovery, Inc. ("AWR"), the company purchased all of the outstanding shares of AWR. AWR was incorporated under the laws of Nevada on January 20, 2000 as American Bio Recovery, Inc. On January 26, 2000, the company's name was changed to American Waste Recovery, Inc. The consideration for this acquisition was the issuance by the company of 6,622,250 common shares (Note 3).

As a result of this transaction, AWR became a wholly-owned subsidiary of the company and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of the company. Since the former shareholders of AWR have acquired control of RCA Trading Co. through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation to March 31, 2001 including the results of operations of RCA Trading Co. since March 26, 2001.

AWR and the company have had limited activity since their inception. No significant revenues have been realized and planned principal operations have not yet commenced. AWR is engaged in the acquisition and development of technologies that convert organic residues into agricultural products such as growth substrates, organically-based plant nutrients and soil amendments and into chemicals and commodities for agriculture and industry.

The company does not have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intention of the company to seek additional financing through private and public placements of its common stock and to seek commercial alliances to access market opportunities.

2. Summary of significant accounting policies

These unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States and have been prepared on the same basis as the annual audited financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the company's Annual Report on Form 10-KSB.

Consolidation

These financial statements include the accounts of the company and its wholly-owned subsidiary, AWR.

Accounting for stock options

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of electing either to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements set out in APB 25 and to provide pro-forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

The company has elected to account for stock-based employee or director compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

Stock options issued to non-employees are recorded at the fair value of the services received or at the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the term of service or the vesting period. Unearned amounts are shown as deferred compensation in shareholders' equity.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Capital assets

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight line method at the following rates:

Office equipment	20%
Computer equipment	30%

Technology

The company capitalizes the acquisition costs of technologies where their technological feasibility has been established.

3. Acquisition

On March 26, 2001, the company acquired AWR in a share-for-share exchange where the company issued 6,622,250 of its common shares in exchange for all the issued and outstanding shares of AWR. The acquisition has been accounted for by the purchase method with AWR as the acquirer as follows:

Identifiable liabilities acquired at estimated fair market value
Assets	$-
Less: current liabilities	(27,368)

$(27,368)
Consideration
6,225,200 common shares	$(27,368)

4. Capital assets			March 31 2001	December 31 2000
		Accumulated	Net	Net
	Cost	Depreciation	Book Value	Book Value
Office equipment	$1,484	$214	$1,270	1,336
Computer equipment	1,093	233	860	929

	$2,577	$447	$2,130	2,265

5. Deposit

Pursuant to an agreement entered into by the company and Bio-Max Inc. ("Bio-Max") (a Quebec City, Canada based developer of organic waste processing plants), the company and Bio-Max have agreed to create a subsidiary ("Newco") to further the development and commercialization of Bio-Max's "Robo III" technology.

During 2000, the company made the initial deposit of $10,000 Cdn. required under this agreement. In April 2001, the company made an additional payment of Cdn. $114,000. Under the terms of the agreement:

  Bio-Max will contribute the Robo III technology as its capital contribution to Newco. In exchange for this contribution, Bio-Max will receive an 80% interest in Newco.

(b) The company will contribute $225,000 Cdn. and utilize its soil and organic matter expertise and intellectual property in Newco in exchange for a 20% interest. The parties have agreed to apply the $10,000 Cdn. deposit made in 2000 to this $225,000 contribution.

(c) Bio-Max will give the company a three year option to purchase a further 30% of Newco for $1,500,000 Cdn.

  The company and Bio-Max will give each other a right of first refusal to match any offer to purchase any shares of Newco owned by each of them.
  Bio-Max shall retain the rights to market the Robo III technology in Francophone countries with the company retaining marketing rights in the balance of the world.

6. Due to company with director in common

The company has a Cdn. $100,000 unsecured, non-interest bearing facility with a company with a director in common bearing interest at 10% per annum. This loan is due on demand and repayable in Canadian dollars.

7. Capital stock

Performance shares

On January 27, 2000, 500,000 performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, one performance share will be released from escrow. All shares are in escrow at March 31, 2001.

Stock options

The company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the company's net loss and net loss per share would have been the pro forma amounts indicated below:

	Period from Inception to March 31 2001	For the Three Month Period Ended March 31 2001	For the Three Month Period Ended March 31 2000

Actual net loss	$(934,380)	$(177,641)	$-
Actual net loss per share		$(0.03)	$-

Pro forma net loss		$(236,266)	$-
Pro forma net loss per share		$(0.04)	$-

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period from inception to March 31, 2001, assuming a risk-free interest rate of 4.86%, a volatility factor of 0%, zero dividend yield, and an expected life of six years.

A summary of the status of the company's options as of March 3, 2001 and changes during the quarter ended March 31, 2001 is presented below:

	Exercise Price Per Share	Weighted Average Exercise Price	Shares

Granted during the quarter	$1.00	$1.00	200,000

Options outstanding at March 31, 2001	$0.50 - 1.00	$0.58	1,395,000

Options exercisable at March 31, 2001	$0.50 - 1.00	$0.63	1,082,500

Weighted-average fair value of options granted during the quarter	$0.52

The following table summarizes information concerning options outstanding at March 31, 2001:

Total Outstanding	Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.50 - $1.00	1,395,000	5.01	$0.58	1,082,500	$0.60

The company granted options to purchase 200,000 shares of the company's common stock to non-employees during the three month period ended March 31, 2001 and recognized expense related to these options of $76,750. The expense amount was determined by the fair value of the options issued calculated using the Black-Scholes model.

Loss per share

The company follows Statement of Financial Accounting Standard No. 128, to calculate earnings per share. Basic loss per share is computed using the weighed effect of all common shares issued and outstanding. Fully diluted earnings per share has not been presented as the effect on basic earnings per share is antidilutive.

8. Research and development

During 2000, AWR acquired certain soil and organic matter expertise and intellectual property from an unrelated organic residue consultant based in Ottawa, Canada. The consideration for this acquisition was 150,000 AWR common shares issued at an estimate of their fair value of $1.00. As the research and development acquired has yet to be proven commercially, its acquisition has been expensed. All further expenditures to develop the underlying process and technology will be expensed until it reaches the point where it can be commercially exploited.

9. Commitments

Collaborative research and development agreement

The company has entered into a preliminary collaborative research and development agreement with a Canadian Federal Government research laboratory to conduct research and development for the transformation of bio-solids into commodity chemicals and agricultural products. Upon execution of a formal agreement, the company will contribute approximately $200,000 per year in cash for five years and $1,725,000 in kind to further research and development in this area. No expenditures have been made under this agreement.

10. Income taxes

At March 31, 2001, the company has net operating losses carried forward of approximately $200,000 that may be offset against future taxable income to 2020. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

11. Marketing agreement

The company has entered into a marketing agreement with a U.K. registered company whereby the company has committed to provide exclusive rights to introduce the company's technology into certain countries and territories. Under the agreement, the company has agreed to pay $150,000 per completed project. The agreement will remain in place until September 16, 2005 with an automatic extension to September 16, 2010.

12. Related party transactions

During the period, the company paid Cdn. $22,500 in consulting fees to its President and C.E.O. and Cdn. $25,750 to other shareholders as consulting fees. The company also paid rent of Cdn. $4,200 to a company controlled by its president.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes", "intends", "estimates", "anticipates", "expects", "plans", or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results.

Introduction

During the first quarter, the Company completed its share exchange transaction with American Waste Recovery, Inc., a Nevada corporation ("AWR"). As a result of completion of the share exchange transaction, AWR became a wholly-owned subsidiary of the Company and the former shareholders of AWR acquired a controlling interest in the Company. For accounting purposes, the share exchange transaction was treated as a reverse acquisition, with AWR treated as the accounting acquiror. Thus, the financial statements included in this report on Form 10QSB are presented from the perspective of AWR, and present the consolidated results of operations from AWR's date of incorporation to March 31, 2001, including the results of operations of the Company since March 26, 2001 (the date of closing of the share exchange transaction).

Plan of Operations

Through its wholly-owned subsidiary, AWR, the Company plans to engage in the business of acquiring and developing technologies that convert organic residues into agricultural products such as growth substrates, organically-based plant nutrients and soil amendments and into chemicals and commodities for agriculture and industry.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of March 31, 2001, the Company had cash on hand of $107,102, which is not a sufficient amount to allow it to pay its operating expenses and carry out its plan of operation for the next for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances to access market opportunities.

Pursuant to an agreement entered into by the Company and Bio-Max Inc. ("Bio-Max") (a Quebec City, Canada based developer of organic waste processing plants), the Company and Bio-Max have agreed to create a subsidiary ("Newco") to further the development and commercialization of Bio-Max's "Robo III" technology. During 2000, the Company made the initial deposit of $10,000 Cdn. required under this agreement. Under the terms of the agreement Bio-Max will contribute the Robo III technology as its capital contribution to Newco. In exchange for this contribution, Bio-Max will receive an 80% interest in Newco. The Company will contribute $225,000 Cdn. and utilize its soil and organic matter expertise and intellectual property in Newco in exchange for a 20% interest. The parties have agreed to apply the $10,000 Cdn. deposit made in 2000 to this $225,000 contribution. In April 2001, following the end of the first quarter, the Company made an additional payment of Cdn. $114,000.

The Company is presently working in the British Columbia, Fraser Valley, Abbottsford Region to locate its first 50,000-ton per year bioconversion plant. Subsequent to the end of the first quarter, the Company located and contracted for the acquisition of 73 acre parcel of land for a purchase price of $350,000 Cdn. On July 27, 2001, the Company plans to deposit $150,000 Cdn., and a final payment of $200,000 Cdn. is due on August 15, 2001.

The Company estimates that it will require funding of approximately $7,500,000 Cdn to complete construction of the proposed Abbottsford plant. The Company has entered into discussions with the Farm Credit Corporation (FCC) of Canada to provide 100% financing for the Abbottsford and all subsequent plants to be constructed in Canada, but there is no assurance that this funding will be available. In the event funding is available from FCC, it is expected to be provided through a joint venture partnership that is partly owned by farmers and partly owned by the Company.

The Company has made a commitment to fund research carried on by Agriculture and Agri-Food Canada in the amount of $150,000 Cdn per year for a period of 5 years, and to fund research being carried on by Carlton University in the amount of $135,000 Cdn per year, for a period of 5 years. The Company will own any new technologies and/or intellectual property arising out of these research and development activities.

The Company is currently continuing a private placement offering of up to 1,000,000 shares of common stock at a price of $1.00 per share. In addition, the Company has a commitment for Epson Investment Services N.V. to seek to raise a minimum of $5,000,000 and a maximum of $10,000,000 at $1.00 per share contingent upon approval of the Company's shares for trading on the OTC Bulletin Board. There is no assurance that these offerings will be successful, and there is no assurance as to when or whether the Company's shares will be approved for trading on the OTC Bulletin Board.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the first quarter ending March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

1. Current report on Form 8-K , dated March 16, 2001, filed with the US Securities and Exchange Commission to report a change in certifying accountants.

2. Current report on Form 8-K , dated March 26, 2001, filed with the US Securities and Exchange Commission to report a change in control of registrant. The filing included audited financial statements of American Waste Recovery, Inc. as of December 31, 2000, and unaudited pro-forma consolidated financial statements of RCA Trading Co., Inc. as of December 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /S/ BRIAN HAUFF

Brian Hauff, President, Chief Executive Officer and Director

By:/S/ PETER BARNETT

Peter Barnett, Director

By:/S/ PETER DRUMMOND

Peter Drummond

By:/S/ HENRI DINEL

Henri Dinel, Director

Date: May 21, 2001