Form 10QSB
period 2001-06-30
RCA TRADING CO INC
filed 2001-08-17
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X__Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2001.

____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

AGRONIX, INC.

(Exact name of registrant as specified in its charter)

Florida	0-15893	13-4025362
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1666 West 75th Avenue Vancouver, B.C., Canada	V6P6G2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 714-1606

RCA Trading Co., Inc., 515 Madison Avenue, 21st Fl. New York, NY 10022

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. X No...

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2001, there were 8,607,870 shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

Agronix, Inc.

(Formerly RCA Trading Co.)

(A Development Stage Company)

Consolidated

Financial Statements

(Expressed in U.S. Dollars)

June 30, 2001

(Unaudited)

Contents

Page

Consolidated Balance Sheet 1

Consolidated Statement of Operations 2

Consolidated Statement of Cash Flows 3

Consolidated Statement of Stockholders' Equity 5-6

Notes to the Consolidated Financial Statements 7-12

Agronix, Inc.

(Formerly RCA Trading Co.)

(A Development Stage Company)

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

As at June 30, 2001

(Unaudited)

ASSETS	June 30, 2001	December 31, 2000
CURRENT
Cash	$45,813	$95,040
Interest receivable	34	403
	45,847	95,443

CAPITAL ASSETS (Note 4)	3,271	2,265
INVESTMENT IN AND ADVANCES TO 3884141 CANADA, INC. (Note 5)	81,582	6,567

	$130,700	$104,275

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$34,876	$9,265
Due to companies with common director (Note 6)	73,070	7,000
Due to shareholders	14,969	-
	122,915	16,265

STOCKHOLDERS' EQUITY
CAPITAL STOCK (Note 7)	1,068,844	828,249
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(1,061,059)	(740,239)
	7,785	88,010

	$130,700	$104,275
Continuance of operations (Note 1)
Commitments (Note 9)

See accompanying notes to the consolidated financial statements.

Agronix, Inc.

(Formerly RCA Trading Co.)

(A Development Stage Company)

Consolidated Statement of Operations

(Expressed in U.S. Dollars)

FOR THE SIX MONTHS ENDED JUNE 30, 2001

(Unaudited)

	Cumulative From Inception Jan. 20, 2000 to June 30, 2001	For the Six Months Ended June 30, 2001	From Inception Jan. 20, 2000 to June 30, 2000	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000
INTEREST EARNED	$2,079	$901	$2,492	$149	$2,160
EXPENSES
Compensation expense for stock options	298,500	117,250	65,250	40,500	50,750
Consulting	394,132	97,962	170,712	47,714	120,370
Depreciation	689	377	156	242	78
Office and general	29,730	14,029	9,222	8,021	7,085
Professional fees	73,426	29,844	21,240	(1,166)	9,493
Rent	9,627	7,137	-	3,464	-
Research and development	150,000	-	-	-	-
Shareholder communications	3,640	1,127	-	283	-
Share of loss in 3884171 Canada, Inc. (Note 5)	20,000	20,000	-	20,000	-
Telephone and internet	7,711	4,994	-	3,188
Travel and promotion	75,683	29,001	30,659	21,082	20,286
	1,063,138	321,721	297,239	143,328	208,062
NET LOSS	$(1,061,059)	$(320,820)	$(294,747)	$(143,179)	$(205,902)
Weighted Average common shares outstanding		7,658,691	5,218,676	8,591,256	6,453,514
Basic and diluted loss per share		$(0.04)	$(0.06)	$(0.02)	$(0.03)

See accompanying notes to the consolidated financial statements.

Agronix, Inc.

(Formerly RCA Trading Co.)

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in U.S. Dollars)

FOR THE SIX MONTHS ENDED JUNE 30, 2001

(Unaudited)

	Cumulative from Inception Jan. 20, 2000 to June 30, 2001	For the Six Months Ended June 30, 2001	From Inception Jan. 20, 2000 to June 30, 2000
Cash derived from (applied to):
OPERATING
Net Loss	$(1,061,059)	$(320,820)	$(294,747)
Depreciation	689	377	156
Research and development expenses paid through the issuance of common shares (Note 8)	150,000	-	-
Compensation expense for stock options	298,500	117,250	65,250
Share of loss in 3884171 Canda, Inc. (Note 5)	20,000	20,000	-
Rent paid through issuance of common shares	2,550	2,550	-
Recovery of consulting fees through issuance of common shares	(3,500)	(3,500)	-
Change in non-cash operating working capital
Interest receivable	(34)	369	-
Payables and accruals	21,775	12,510	105,807
	(571,079)	(171,264)	(123,534)
FINANCING
Advances under credit facility with a company with a director in common	191,070	66,070	-
Repayments of credit facility with a company with a director in common	(118,000)	-	-
Advances from shareholder	702	702	-
Shares issued for cash	641,745	111,346	395,066
Shares subscribed	6,917	40,317	-
	722,434	218,435	395,066
INVESTING
Acquisition of capital assets	(3,960)	(1,383)	(2,577)
Investment and advances to 3884171 Canada, Inc.	(101,582)	(95,015)	-
	(105,542)	(96,398)	(2,577)

Increase (Decrease) in cash	45,813	(49,227)	268,955

Cash, beginning of period	-	95,040	-

Cash, end of period	$45,813	$45,813	$268,955

Non-cash financing transactions not included in cash flows:
Shares issued to acquire research and development	$150,000	$-	$-
Compensation expense for stock options	$298,500	$117,250	$65,250

See accompanying notes to the consolidated financial statements.

Agronix, Inc.

(Formerly RCA Trading Co.)

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity

(Expressed in U.S. Dollars)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO JUNE 30, 2001

(Unaudited)

	Common Shares	Common Shares	Additional Paid-in Capital	Shares Subscribed	Deficit Accumulated During the Development Stage	Total
	(Number)	(Amount)

Shares issued for cash at $0.001 per share	5,250,000	$5,250	$-	$-	$-	$5,250
Shares issued for cash at $0.30 Cdn. per share	40,000	40	7,960	-	-	8,000
Shares issued for cash at $1.00 Cdn. per share	1,000,000	1,000	337,287	-	-	338,287
Shares issued for cash at $1.00 Cdn. per share	182,250	182	122,780	-	-	122,962
Shares issued to acquire research and development (Note 8)	150,000	150	149,850	-	-	150,000
Shares subscribed at $1.00 U.S. cash per share	-	-	-	22,500	-	22,500
Compensation expense for stock options (Note 7)	-	-	181,250	-	-	181,250
Net loss	-	-	-	-	(740,239)	(740,239)

Balance, December 31, 2000	6,622,250	6,622	799,127	22,500	(740,239)	88,010
Acquisition of AWR on March 26, 2001 (Note 3)	6,622,250	6,622	(33,990)	-	-	(27,368)
Reverse merger adjustment	(4,939,000)	(4,939)	4,939	-	-	-
Shares subscribed at $1.00 U.S. cash per share	-	-	-	33,400	-	33,400
Compensation expense for stock options	-	-	76,750	-	-	76,750
Net loss	-	-	-	-	(177,641)	(177,641)
Balance, March 31, 2001	8,305,500	$8,305	$846,826	$55,900	$(917,880)	$(6,849)
Subscribed shares issued at $1.00 Cdn. per share (subscription agreement revised from $1.00 U.S. to $1.00 Cdn.)	78,850	79	52,321	(55,900)	-	(3,500)
Shares issued for premises lease at $1.00 Cdn. per share	3,920	4	2,546	-	-	2,550
Shares issued for cash at $0.78 Cdn. per share	219,600	220	111,126	-	-	111,346
Shares subscribed at $1.00 Cdn. cash per share	-	-	-	6,917	-	6,917
Compensation expense for stock options	-	-	40,500	-	-	40,500
Net loss	-	-	-	-	(143,179)	(143,179)
Balance, June 30, 2001	8,607,870	$8,608	$1,053,319	$6,917	$(1,061,059)	$7,785

See accompanying notes to the consolidated financial statements.

Agronix, Inc.

(Formerly RCA Trading Co.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

JUNE 30, 2001

(Unaudited)

1. OPERATIONS AND GOING CONCERN

The company was incorporated under the laws of Florida on May 6, 1996 as RCA Trading Co. The company changed its name to Agronix, Inc. on June 18, 2001.

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

As a result of this transaction, AWR has become a wholly-owned subsidiary of the company and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of the company. Since the former shareholders of AWR have acquired control of RCA Trading Co. through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation to June 30, 2001 including the results of operations of RCA Trading Co. since March 26, 2001.

AWR and the company have had limited activity since their inception. No significant revenues have been realized and planned principal operations have not yet commenced. AWR is engaged in the acquisition and development of technologies that convert organic residues into agricultural products such as growth substrates, organically-based plant nutrients and soil amendments and also chemicals and commodities for agriculture and industry.

The company does not have an established source of revenue significant to cover its operating costs and allow it to continue as a going concern. It is the intention of the company to seek additional financing through private and public placements of its common stock and to seek commercial alliances to access market opportunities.

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

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight-line method at the following rates:

Office equipment	20% straight line
Computer equipment	30% straight line

INVESTMENTS

The company uses the equity method to account for investments in companies and other business ventures over which it exercises significant influence.

TECHNOLOGY

The company capitalizes the acquisition costs of technologies where their technological feasibility has been established.

3. ACQUISITION

On March 26, 2001, the company acquired AWR in a share-for share exchange where the company issued 6,622,250 of its common shares in exchange for all the issued and outstanding shares of AWR. The acquisition has been accounted for by the purchase method with AWR as the acquirer as follows:

Identifiable liabilities acquired at estimated fair market value:

Assets	$-
Less: current liabilities	(27,368)
$(27,368)
Consideration:
6,225,200 common shares	$(27,368)

4. CAPITAL ASSETS

	Cost	Accumulated Amortization	Net June 30, 2001	Net December 31, 2000
Office equipment	$1,484	$282	$1,202	1,336
Computer equipment	2,476	407	2,069	929

	$3,960	$689	$3,271	2,265

5. INVESTMENT IN AND ADVANCES TO 3887141 CANADA INC.

Pursuant to an agreement entered into by the company and Bio-Max Inc. ("Bio-Max") (a Quebec City, Canada based developer of organic waste processing plants), Bio-Max has created a subsidiary (3884171 Canada Inc. ("Newco")) in which the company owns 20% of the issued and outstanding common shares. Newco has been established to further the development and commercialization of Bio-Max's "Robo III" technology.

Under the terms of the agreement:

(a) Bio-Max will contribute the Robo III technology as its capital contribution to Newco. In exchange for this contribution, Bio-Max will receive an 80% interest in Newco.

(b) The company has paid $20 Cdn. and will utilize its soil and organic matter expertise and intellectual property in exchange for a 20% interest in Newco. The company has commited to contribute $225,000 Cdn. to Newco to further the Robo III technology.

(c) Bio-Max will give the company a three year option to purchase a further 30% of Newco for $1,500,000 Cdn.

(d) The company and Bio-Max will give each other a right of first refusal to match any offer to purchase any shares of Newco owned by each of them.

(e) Bio-Max shall retain the rights to market the Robo III technology in Francophone countries with the company retaining marketing rights in the balance of the world.

During 2000, the company made an initial deposit of $10,000 Cdn. During the second quarter of 2001, the company made additional payments of $149,000 Cdn. As the company has significant influence over Newco, this investment has been accounted for by the equity method. The company's investment in and advances to Newco have been accounted for as follows:

	June 30, 2001	December 31, 2000
Investment in Newco	$ 13	$ -
Advances to Newco, non-interest bearing, no stated terms of repayment	101,569	6,567
The company's share of Newco's losses up to June 30, 2001	(20,000)	-
	$81,582	$6,567

6. DUE TO COMPANY WITH COMMON DIRECTOR

	June 30, 2001	December 31, 2000
Revolving credit facility - unsecured, non-interest bearing, principal due in one year on a revolving basis	$ 7,000	$7,000
Demand loan -unsecured, principal in the amount of Cdn. 100,000; 12% per annum simple interest; interest paid monthly; principal and accrued interest due on demand, or by October 5, 2001	66,070	-
	$73,070	$7,000

7. CAPITAL STOCK

Authorized:

25,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

On June 11, 2001 the company amended its Articles of Incorporation with respect to the authorized number of shares. The authorized number of common shares was changed from 20,000,000 common shares to 25,000,000 common shares and the authorized number of preferred shares was changed from 5,000,000 preferred shares to 10,000,000 preferred shares.

	June 30, 2001	December 31, 2000
Issued:
8,607,870 common shares (2000 - 6,622,250)	$8,608	$6,622
Shares subscribed	6,917	22,500
Additional paid-in capital	1,053,319	799,127
	$1,068,844	$828,249

PERFORMANCE SHARES

On January 27, 2000, 500,000 performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, one performance share will be released from escrow. All shares are in escrow at June 30, 2001.

LOSS PER SHARE

The company follows Statement of Financial Standard No. 128 to calculate earnings per share. Basic loss per share is computed using the weighed effect of all common shares issued and outstanding. Fully diluted earnings per share has not been presented as the effect on basic earnings per share is anti-dilutive.

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

9. COMMITMENTS

Collaborative Research and Development Agreements

The company has entered into preliminary collaborative research and development agreements with a Canadian Federal Government research laboratory and Carlton University to conduct research and development for the transformation of bio-solids into commodity chemicals and agricultural products. Upon execution of formal agreements, the company will contribute an aggregate of approximately $335,000 per year in cash for five years, and $1,725,000 in kind to further research and development in this area. No expenditures have been made under these agreements.

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

10. INCOME TAXES

At June 30, 2001, the company has net operating losses carried forward of approximately $300,000 that may be offset against future taxable income to 2020. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

11. RELATED PARTY TRANSACTIONS

During the period, the company paid $30,108 in consulting fees to its president and C.E.O. and $39,205 to other shareholders as consulting fees. The company also paid rent of $4,587 to a company controlled by its president.

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

Introduction

During the second quarter, the Company held a special shareholders' meeting which approved a name change from RCA Trading Co. (d/b/a American Waste Recovery, Inc.) to Agronix, Inc. This name change complements the market/industry in which the company does business. Along with the name change, the Company's shareholders approved an increase in the number of authorized shares of common stock from 10,000,000 to 25,000,000 and authorized 10,000,000 shares of preferred stock.

Plan of Operations

Agronix, Inc. plans to engage in the business of acquiring and developing technologies that convert organic residues into agricultural products such as growth substrates, organically based plant nutrients, and soil amendments. The Company will also engage in the business of developing technologies that are used in the recovery of chemicals and commodities for agriculture and industry.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of June 30, 2001, the Company had cash on hand of $45,813, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock, and to seek commercial alliances to access market opportunities.

Pursuant to an agreement entered into by the Company and BIOMAX Inc. ("Bio-Max") (a Quebec City, Canada-based developer of organic waste processing plants), the Company and Bio-Max have agreed to create a subsidiary ("Newco") to further the development and commercialization of Bio-Max's "Robo III" technology. During 2000, the Company made the initial deposit of $10,000 Cdn. required under this agreement. Under the terms of the agreement, Bio-Max will contribute the Robo III technology as its capital contribution to Newco. In exchange for this contribution, Bio-Max will receive an 80% interest in Newco. The Company will contribute $225,000 Cdn. and utilize its soil and organic matter expertise and intellectual property in Newco in exchange for a 20% interest. The parties have agreed to apply the $10,000 Cdn. deposit made in 2000 to this $225,000 contribution. In April 2001, following the end of the first quarter, the Company made an additional payment of Cdn. $114,000. In the second quarter, the Company made a payment of Cdn. $35,000, leaving a balance of Cdn. $65,000.

The Company is presently working in the British Columbia, Fraser Valley, Abbottsford Region to locate its first 50,000-ton per year bioconversion plant. Subsequent to the end of the first quarter, the Company located and contracted for the acquisition of 73-acre parcel of land for a purchase price of $350,000 Cdn. The Company has negotiated a purchase option of Cdn $2,000 per month till October 15, 2001to preserve its cash flow.

The Company estimates that it will require funding of approximately $7,500,000 Cdn to complete construction of the proposed Abbottsford plant. The Company has entered into discussions with the Farm Credit Corporation (FCC) of Canada to provide 100% financing for the Abbottsford and all subsequent plants to be constructed in Canada, but there is no assurance that this funding will be available. In the event funding is available from FCC; it is expected to be provided through a joint venture partnership that is partly owned by farmers and partly owned by the Company.

The company has entered into preliminary collaborative research and development agreements with a Canadian Federal Government research laboratory and Carlton University to conduct research and development for the transformation of bio-solids into commodity chemicals and agricultural products. Upon execution of formal agreements, the company will contribute an aggregate of approximately $335,000 per year in cash for five years, and $1,725,000 in kind to further research and development in this area. No expenditures have been made under these agreements.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2001, the Company issued a total of 302,370 shares of common stock in transactions which were exempt from registration under the Securities Act of 1933. Of the shares issued during the quarter, 78,850 were issued in return for cash consideration received during the first quarter of the year, and 219,600 were issued for cash consideration totalling USD $111,346 received during the second quarter. In addition to the shares issued for cash, a total of 3,920 shares which had an equivalent cash value of USD $2,550, were issued in consideration of rental payments made on the Company's behalf by a third party.

The shares were offered and sold on the Company's behalf by its officers and directors, and no underwriting discounts or commissions were paid. All of the shares were offered and sold outside the United States in offshore transactions which were exempt from registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Regulation S promulgated hereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the security holders of the Company during the second quarter ending June 30, 2001. On June 11, 2001, a Special Meeting was held for the purpose of considering and voting upon amendments to the Company's Articles of Incorporation. The proposed amendments to the Company's Articles of Incorporation changed the Company's name to Agronix, Inc., changed the authorized number of shares of common stock of the Company from 10,000,000 to 25,000,000, and authorized 10,000,000 shares of preferred stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the quarter ended June 30, 2001:

1. Current report on Form 8-K , dated March 26, 2001, filed with the US Securities and Exchange Commission on May 4, 2001, to report a change in control of registrant. The filing included audited financial statements of American Waste Recovery, Inc. as of December 31, 2000, and unaudited pro-forma consolidated financial statements of RCA Trading Co., Inc. as of December 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /S/ BRIAN HAUFF

Brian Hauff, President, Chief Executive Officer and Director

By:/S/ PETER BARNETT

Peter Barnett, Director

By:/S/ PETER DRUMMOND

Peter Drummond

By:/S/ HENRI DINEL

Henri Dinel, Director

Date: August 17, 2001