Form 10QSB
period 2001-09-30
AGRONIX INC
filed 2001-11-13
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2001, there were 9,199,157 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

Contents

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Cash Flows

Consolidated Statement of Stockholders' Equity

Notes to the Consolidated Financial Statements

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Expressed in U.S. Dollars)

(Unaudited)

AS AT SEPTEMBER 30, 2001

ASSETS

	September 30	December 31
	2001	2000
CURRENT
Cash	$46,677	$95,040
Interest receivable	51	403
	46,728	95,443
CAPITAL ASSETS (Note 4)	5,705	2,265
INVESTMENT IN AND ADVANCES TO
3884171 CANADA INC. (Note 5)	91,123	6,567
	$143,556	$104,275

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$24,949	$9,265
Due to companies with common director (Note 6)	70,410	7,000
Due to shareholder	666	-
	96,025	16,265

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 7)
Authorized:

25,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
9,199,157 (2000: 6,622,250) common shares	9,199	6,622
Additional paid in capital	1,528,290	799,127
Shares subscribed	-	22,500
	1,537,489	828,249
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(1,489,958)	(740,239)
	47,531	88,010
	$143,556	$104,275

Continuance of operations (Note 1)

Commitments (Note 9)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Expressed in U.S. Dollars)

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

	Cumulative
	From Inception	For the Three	For the Three	For the Nine	From Inception
	Jan 20, 2000 to	Months Ended	Months Ended	Months Ended	Jan 20, 2000 to
	September 30	September 30	September 30	September 30	September 30
	2001	2001	2000	2001	2000
INTEREST EARNED	$2,253	$174	$253	$1,075	$2,745
EXPENSES
Compensation expense for
stock options	409,800	111,300	50,750	228,550	116,000
Consulting	675,871	281,739	77,195	379,701	247,907
Depreciation	986	297	78	674	234
Office and general	35,440	5,710	5,652	19,739	14,874
Professional fees	82,668	9,242	6,503	39,086	27,743
Rent	13,463	3,836	-	10,973	-
Research and development	150,000	-	-	-	-
Shareholder communications	5,481	1,841	-	2,968	-
Share of loss in 3884171
Canada Inc. (Note 5)	20,000	-	-	20,000	-
Telephone and internet	9,809	2,098	-	7,092	-
Travel and promotion	88,693	13,010	5,440	42,011	36,099
	1,492,211	429,073	145,618	750,794	442,857
NET LOSS	$(1,489,958)	$(428,899)	$(145,365)	$(749,719)	$(440,112)

Weighted average common
shares outstanding		8,954,543	6,620,857	8,100,804	6,183,921
Basic and diluted loss per
share		$(0.05)	$(0.02)	$(0.09)	$(0.07)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

	Cumulative
	From Inception	For the Nine	From Inception
	January 20, 2000	Months Ended	January 20, 2000
	to September 30	September 30	to September 30
	2001	2001	2000
Cash derived from (applied to):
OPERATING
Net Loss	$(1,489,958)	$(749,719)	$(440,112)
Depreciation	986	674	234
Research and development expenses paid
through issuance of common shares (Note 8)	150,000	-	150,000
Compensation expense for stock options	409,800	228,550	116,000
Share of loss in 3884171 Canada Inc. (Note 5)	20,000	20,000	-
Rent paid through issuance of common
shares	6,386	6,386	-
Consulting fees paid though the
issuance of comon shares	250,339	250,339	-
Change in non-cash working capital
Interest receivable	(51)	352	-
Payables and accruals	11,848	2,583	3,000
	(640,650)	(240,835)	(170,878)
FINANCING
Advances under a credit facility with a
company with director in common	191,772	63,410	-
Repayments of credit facility with a
company with director in common	(121,362)	-	-
Advances from shareholder	(13,601)	(13,601)	-
Shares issued for cash	748,332	251,333	451,568
	805,141	301,142	451,568
INVESTING
Acquisition of capital assets	(6,691)	(4,114)	(2,577)
Intellectual property	-	-	(202,350)
Investment in and advances to 3884171 Canada Inc.	(111,123)	(104,556)	-
	(117,814)	(108,670)	(204,927)
Increase (decrease) in cash	46,677	(48,363)	75,763
Cash, beginning of period	-	95,040	-
Cash, end of period	$46,677	$46,677	$75,763
Non-cash financing transactions not included in cash flows:
Shares issued to acquire research and development	$150,000	$-	$150,000
Compensation expense for stock options	$409,800	$228,550	$116,000
Shares issued for premises lease	$6,386	$6,386	$-
Shares issued for consulting services provided	$250,339	$250,339	$-

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO SEPTEMBER 30, 2001

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total
Shares issued for cash
at $0.001 per share	$5,250,000	$5,250	$-	$-	$-	$5,250
Shares issued for cash
at $0.30 per share	40,000	40	7,960	-	-	8,000
Shares issued for cash
at $1.00 Cdn per share	1,000,000	1,000	337,287	-	-	338,287
Shares issued for cash
at $1.00 Cdn per share	182,250	182	122,780	-	-	122,962
Shares issued to acquire
research and
development (Note 8)	150,000	150	149,850	-	-	150,000
Shares subscribed at $1.00
U.S. cash per share	-	-	-	22,500	-	22,500
Compensation expense
for stock options	-	-	181,250	-	-	181,250
Net loss	-	-	-	-	(740,239)	(740,239)
Balance, December 31, 2000	6,622,250	6,622	799,127	22,500	(740,239)	88,010
Acquisition of AWR on
March 26, 2001 (Note 3)	6,622,250	6,622	(33,990)	-	-	(27,368)
Reverse merger adjustment	(4,939,000)	(4,939)	4,939	-	-	-
Shares subscribed as $1.00
U.S. cash per share	-	-	-	33,400	-	33,400
Compensation expense
for stock options	-	-	76,750	-	-	76,750
Net loss	-	-	-	-	(177,641)	(177,641)
Balance, March 31, 2001	8,305,500	8,305	846,826	55,900	(917,880)	(6,849)
Subscribed shares issued at
$1.00 Cdn per share
(subscription agreement
revised from $1.00 U.S.
to $1.00 Cdn)	78,850	79	52,321	(55,900)	-	(3,500)
Shares issued for premises
lease at $1.00 Cdn per
share	3,920	4	2,546	-	-	2,550
Shares issued for cash at
$1.00 Cdn per share	219,600	220	111,126	-	-	111,346
Shares subscribed at $1.00
Cdn cash per share	-	-	-	6,917	-	6,917
Compensation expense for
stock options	-	-	40,500	-	-	40,500
Net loss	-	-	-	-	(143,179)	(143,179)
Balance, June 30, 2001	8,607,870	$8,608	$1,053,319	$6,917	$(1,061,059)	$7,785

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO SEPTEMBER 30, 2001

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance, June 30, 2001	8,607,870	$8,608	$1,053,319	$6,917	$(1,061,059)	$7,785
Subscribed shares cancelled	-	-	-	(6,917)	-	(6,917)
Shares issued for cash
at $0.50 Cdn per share	60,000	60	19,028	-	-	19,088
Shares issued for cash
at $1.00 Cdn per share	134,407	134	87,365	-	-	87,499
Shares issued for consulting
services at $1.00 Cdn
per share	391,000	391	253,448	-	-	253,839
Shares issued for premises
lease at $1.00 Cdn per
share	5,880	6	3,830	-	-	3,836
Compensation expense
for stock options	-	-	111,300	-	-	111,300
Net loss	-	-	-	-	(428,899)	(428,899)
Balance, September 30, 2001	9,199,157	$9,199	$1,528,290	$-	$(1,489,958)	$47,531

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2001

1. OPERATIONS AND GOING CONCERN

The company was incorporated under the laws of Florida, U.S.A. on May 6, 1996 as RCA Trading Co. The company changed its name to Agronix, Inc. on June 18, 2001.

Pursuant to a share exchange agreement entered into on October 16, 2000 and closed on March 26, 2001, between the shareholders of the Agronix and shareholders of a private company, American Waste Recovery, Inc. ("AWR"), the company purchased all of the outstanding shares of AWR. AWR was incorporated under the laws of Nevada, U.S.A. on January 20, 2000 as American Bio Recovery, Inc.; on January 26, 2000, its name was changed to American Waste Recovery, Inc. The consideration for this acquisition was the issuance by the company of 6,622,250 common shares (Note 3).

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation to September 30, 2001 including the results of operations of Agronix since March 26, 2001.

AWR and Agronix have had limited activity since their inception. No significant revenues have been realized and planned principal operations have not yet commenced. AWR is engaged in the acquisition and development of technologies that convert organic residues into agricultural products such as growth substrates, organically-based plant nutrients and soil amendments and also chemicals and commodities for agriculture and industry.

Agronix does not have an established source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. It is the intention of the company to seek additional financing through private and public placements of its common stock and to seek commercial alliances to access market opportunities.

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that would be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the company's Annual Report on Form 10-KSB.

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

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight-line method at the following rates:

Office equipment	20%	straight line
Computer equipment	30%	straight line
Computer software	100%	straight line

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

3. ACQUISITION

On March 26, 2001, the company acquired AWR in a share-for share exchange where the company issued 6,622,250 of its common shares in exchange for all the issued and outstanding shares of AWR. The acquisition has been accounted for by the purchase method with AWR as the acquirer as follows:

Identifiable liabilities acquired at estimated fair market value:
Assets	$-
Less: current liabilities	(27,368)
$(27,368)
Consideration:
6,225,200 common shares	$(27,368)

4. CAPITAL ASSETS

			Net	Net
		Accumulated	September 30	December 31
	Cost	Amortization	2001	2000
Office equipment	$1,484	$371	$1,113	$1,336
Computer equipment	2,476	565	1,911	929
Computer software	133	50	83	-
Option to purchase land	2,598	-	2,598	-
	$6,691	$986	$5,705	$2,265

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

Under the terms of the agreement:

(a) Bio-Max contributed the Robo III technology as its capital contribution to Newco. In exchange for this contribution, Bio-Max received an 80% interest in Newco.

(b) The company paid $20 Cdn. and will utilize its soil and organic matter expertise and intellectual property in exchange for a 20% interest in Newco. The company has commited to contribute $225,000 Cdn. to Newco to further the Robo III technology.

(c) Bio-Max has given the company a three year option to purchase a further 30% of Newco for $1,500,000 Cdn.

(d) The company and Bio-Max have given each other a right of first refusal to match any offer to purchase any shares of Newco owned by each of them.

(e) Bio-Max shall retain the rights to market the Robo III technology in Francophone countries with the company retaining marketing rights in the balance of the world.

During 2000, the company made an initial deposit of $10,000 Cdn. During the nine months ended September 30, 2001, the company advanced $164,000 Cdn. to Newco. As the company has significant influence over Newco, this investment has been accounted for by the equity method. The company's investment in and advances to Newco have been accounted for as follows:

	September 30	December 31
	2001	2000
Investment in Newco	$13	$-
Advances to Newco, non-interest bearing, no stated terms of
repayment	111,110	6,567
Share of Newco's losses up to September 30, 2001	$(20,000)	$-
	$91,123	$6,567

6. DUE TO COMPANY WITH COMMON DIRECTOR

	September 30	December 31
	2001	2000
Revolving credit facility - unsecured, non-interest bearing, principal
due in one year on a revolving basis	$7,000	$7,000
Demand loan - unsecured, principal in the amount of $100,000
Cdn; 12% per annum simple interest; interest payable monthly;
principal and accrued interest due by June 30, 2002	63,410	-
	$70,410	$7,000

7. CAPITAL STOCK

On June 11, 2001 the company amended its Articles of Incorporation with respect to the authorized number of shares. The authorized number of common shares was changed from 20,000,000 common shares to 25,000,000 common shares and the authorized number of preferred shares was changed from 5,000,000 preferred shares to 10,000,000 preferred shares.

STOCK OPTIONS

The following table summarizes information about outstanding and exercisable share options at September 30, 2001:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Excercise	Contractual	Excercise		Excercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
420,000	01/27/00	$0.50	4.33	$0.50	420,000	$0.50
200,000	01/28/00	0.50	4.33	0.50	200,000	0.50
250,000	02/17/00	0.50	4.39	0.50	250,000	0.50
250,000	08/04/00	0.50	4.85	0.50	250,000	0.50
75,000	10/30/00	0.67	5.08	0.67	75,000	0.67
200,000	01/17/01	1.00	4.30	1.00	150,000	1.00
40,000	07/03/01	1.00	5.76	1.00	10,000	1.00
500,000	07/09/01	0.50	4.78	0.50	125,000	0.50
1,935,000					1,480,000

The company granted options to purchase 422,500 shares of the company's common stock to consultants during the nine months ended September 30, 2001. Compensation expense of $228,550 related to these options has been recorded.

The company also granted options to purchase 168,750 shares of the company's common stock to directors and employees during the nine months ended September 30, 2001. No expense has been recorded related to these options.

PERFORMANCE SHARES

On January 27, 2000, 500,000 performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, one performance share will be released from escrow. All shares are in escrow at September 30, 2001.

LOSS PER SHARE

The company follows Statement of Financial Standard No. 128 to calculate earnings per share. Basic loss per share is computed using the weighed effect of all common shares issued and outstanding. Fully diluted earnings per share has not been presented as the effect on basic earnings per share is anti-dilutive.

8. RESEARCH AND DEVELOPMENT

During 2000, AWR acquired certain soil and organic matter expertise and intellectual property from an unrelated organic residue consultant based in Ottawa, Canada. The consideration for this acquisition was 150,000 AWR common shares issued at an estimate of their fair value of $1.00. As the research and development acquired has yet to be proven commercially, its acquisition has been expensed. All further expenditures to develop the underlying process and technology will be expensed until it reaches the point where technological feasability can be established and it can be commercially exploited.

9. COMMITMENTS

Collaborative Research and Development Agreement

The company has entered into a preliminary collaborative research and development agreement with Carlton University to conduct research and development for the transformation of bio-solids into commodity chemicals and agricultural products. Upon execution of a formal agreement, the company will contribute approximately $90,000 per year in cash for five years. The Company will own any new technologies and/or intellectual property arising out of these research and development activities. No expenditures have been made under this agreement.

Marketing Agreement

During the period the company had entered into a marketing agreement with a U.K. registered company whereby the company had committed to provide exclusive rights to introduce the company's technology into certain countries and territories. Under the agreement, Agronix had agreed to pay $150,000 per completed project. The agreement was to remain in place until September 16, 2005 with an automatic extension to September 16, 2010. Due to the U.K. registered company's failure to fulfill its obligations, the agreement has been terminated.

Licensing Agreement

The company has entered into a licensing agreement with a U.K. registered company whereby the company has committed to provide exclusive rights to introduce the company's technology throughout Europe. Under the agreement the company has received a convertible loan note, the principal amount of $8,000,000 with an agreed value of GBP 5,673,759; non-interest bearing and convertible on July 21, 2002 into 2,466,852 shares of non-diluted common shares of the licensee, or immediately upon the licensee being listed on any recognized stock exchange, if this occurs prior to July 21, 2002.

This transaction has not been recorded in the financial statements, as there is uncertainty as to the collectibility of the $8,000,000 note. In addition, the fair market value of the 2,466,852 common shares which would be received on conversion can not be readily determined.

Option to purchase land

The company has acquired an option to purchase a 73 acre parcel of land in the Fraser Valley region of British Columbia, Canada, on which it intends to construct its initial pilot plant in Western Canada. Under the agreement, the company has agreed to pay $2,000 Cdn. per month to extend the land purchase option to February 18, 2002. The agreed purchase price of the land is $1,800,000 Cdn. The company is required to make a payment of $100,000 Cdn. by January 30, 2002 to secure the purchase agreement.

10. INCOME TAXES

At September 30, 2001, the company has net operating losses carried forward of approximately $700,000 that may be offset against future taxable income to 2020. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

11. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001, the company paid $44,928 in consulting fees to its president and C.E.O. and $304,517 to other shareholders as consulting fees. The consulting fees of $304,517 paid to other shareholders include cash payments of $50,678 and 341,000 common shares valued at $253,839. The company also paid rent of $4,587 cash to a company controlled by its president, and rent of $6,387 to a shareholder by way of the issuance of 9,800 shares valued at $1.00 Cdn. per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results.

Introduction

During the second quarter, the Company held a special shareholders meeting which approved a name change from RCA Trading Co. d.b.a. American Waste Recovery, Inc. to Agronix, Inc. This name change compliments the market/industry in which the company does business. Along with the name change, the shareholders approved an increase in the authorized common stock from 10,000,000 to 25,000,000 shares and authorized 10,000,000 shares of preferred stock.

Plan of Operations

Agronix, Inc. plans to engage in the business of acquiring and developing technologies that convert organic residues into agricultural products such as growth substrates, organically based plant nutrients and soil amendments. The Company will also engage in the business of developing technologies that are used in the recovery of chemicals and commodities for agriculture and industry.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of September 30, 2001, the Company had cash on hand of $46,677, which is not a sufficient amount to allow it to pay its operating expenses and carry out its plan of operation for the next for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances to access market opportunities.

Pursuant to an agreement entered into by the Company and BIOMAX Inc. ("Biomax") (a Quebec City, Canada based developer of organic waste processing plants), the Company and Biomax have agreed to create a subsidiary ("Newco") to further the development and commercialization of Biomax's "Robo III" technology. During 2000, the Company made the initial deposit of $10,000 Cdn. required under this agreement. Under the terms of the agreement Biomax will contribute the Robo III technology as its capital contribution to Newco. In exchange for this contribution, Biomax will receive an 80% interest in Newco. The Company will contribute $225,000 Cdn. and utilize its soil and organic matter expertise and intellectual property in Newco in exchange for a 20% interest. The parties have agreed to apply the $10,000 Cdn. deposit made in 2000 to this $225,000 contribution. During the second quarter, the Company made two additional payments, totalling Cdn. $149,000, leaving a remaining balance of Cdn. $65,000.

The Company is presently working in the British Columbia, Fraser Valley, Abbottsford Region to locate its first 50,000-ton per year bioconversion plant. Subsequent to the end of the first quarter, the Company located and contracted for the acquisition of 73-acre parcel of land for a purchase price of $1,800,000 Cdn. The Company has negotiated a purchase option of Cdn $2,000 per month till October 15, 2001to preserve its cash flow. The Company is required to make a payment of $100,000 Cdn. by January 30, 2002 to secure the purchase agreement.

The Company estimates that it will require funding of approximately $7,500,000 Cdn to complete construction of the proposed Abbottsford plant. The Company has entered into discussions with the Farm Credit Corporation (FCC) of Canada to provide 100% financing for the Abbottsford plant and all subsequent plants to be constructed in Canada, but there is no assurance that this funding will be available. In the event funding is available from FCC, it is expected to be provided through a joint venture partnership that is partly owned by farmers and partly owned by the Company.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuance of Shares

During the third quarter of 2001, the Company issued a total of 591,287 shares of common stock in transactions which were exempt from registration under the Securities Act of 1933. Of this total, 194,407 shares were issued for cash received during the quarter, 391,000 shares which had an equivalent cash value of USD $253,448 were issued for services received, and 5,880 shares which had an equivalent cash value of USD $3,830 were issued in consideration of rental payments for this third quarter made on the Company's behalf by a third party.

The shares were offered and sold on the Company's behalf by its officers and directors, and no underwriting discounts or commissions were paid. All of the shares were offered and sold outside of he United States in offshore transactions which were exempt from registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Regulation S promulgated hereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

By: /S/ BRIAN HAUFF

Brian Hauff, President, Chief Executive Officer and Director

By:/S/ PETER BARNETT

Peter Barnett, Director

By:/S/ PETER DRUMMOND

Peter Drummond

By:/S/ HENRI DINEL

Henri Dinel, Director

Date: November 13 , 2001