Form 10QSB/A
period 2001-09-30
AGRONIX INC
filed 2002-02-13
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

The Company is currently continuing a private placement offering of up to 2,000,000 shares of common stock at a price of $1.00 per share. In addition, the Company has a commitment from Epson Investment Services N.V. to seek to raise a maximum of $10,000,000 through sale of shares at a price of $1.00 per share, contingent upon prior approval of the Company's shares for trading on the OTC Bulletin Board. There is no assurance that these offerings will be successful, and there is no assurance as to when or whether the Company's shares will be approved for trading on the OTC Bulletin Board.

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

Date: February 12, 2002