Form 10KSB
period 2001-12-31
AGRONIX INC
filed 2002-03-28
CIK 1113546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

AGRONIX, INC.

(Name of small business in its charter)

Florida	0-15893	13-4025362
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1666 West 75th Avenue Vancouver, B.C., Canada	V6P 6G2
Address of Principal Executive Office	Zip Code

Issuer's telephone number: (604) 714-1606

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ 0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $ 0

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,453,714 as of January 9, 2002.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of Florida on May 6, 1996, as RCA Trading Co. The Company changed its name to Agronix, Inc. on June 18, 2001.

Pursuant to a share exchange agreement entered into on October 16, 2000 and closed on March 26, 2001, between the shareholders of Agronix and shareholders of a private Company, American Waste Recovery, Inc. ("AWR"), the Company acquired 6,622,250 shares of common stock, or all of the outstanding shares of AWR, solely in exchange for 6,622,250 shares of common stock of the Company. As a result of this transaction, AWR became a wholly-owned subsidiary of Agronix, and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix.

Agronix, Inc. is in the business of acquiring and developing technologies that convert organic wastes (animal manure, sewage sludge, bio-solids, produce processing waste etc.) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value added agri-products. The Company is also engaged in the business of developing a technology that is used to recover chemical commodities from organic waste for a wide variety of industries such as agriculture, food, oil and gas, paper, clothing and pharmaceuticals.

Background

Description of the Technology

A worldwide problem facing society is how to deal with organic wastes, such as sewage sludge, manure from intensive livestock operations and food wastes from homes, restaurants and commercial food producers. In particular, the solid, liquid and gaseous materials remaining from those organic waste streams are significant sources of pollution. Increases in animal production, especially hogs and poultry, together with the application of liquid manures and dewatered biosolids onto land, have created serious air, soil and water pollution problems. These matters have resulted in an urgent need for solutions to reduce and deal with these environmental pollutants. As a result of societal pressures, governments are now enacting strict laws and regulations to reduce pollution and to require producers to effectively deal with organic wastes.

Recognizing this urgent need, Agronix has acquired and developed two independent technical processes that can be operated independently or in conjunction with one another to produce fully sanitized and bio-chemically stabilized end products from sewage sludge, animal manures and other organic residues that can be sold into the market as agronomic and chemical commodities. These two processes are:

1) BIO-CONVERSION REACTOR ("BCR") SYSTEM

The BCR SYSTEM formulates organic waste based on various composition content and transforms it by a fully optimized process into self-sufficient nutrient growth substrates and high-grade organically-based fertilizers using a proprietary procedure.

The BCR bio-conversion plant is capable of processing organic waste material and can be increased modularly to meet tonnage requirements. It will consist of the following components:

1. A receiving area.

2. An initial processing module consisting of four concrete troughs.

3. Organic waste processors.

4. A bio-filter tunnel for controlling emissions.

5. A silo for storing bulking agents.

6. A silo for storing micro-nutrients.

7. An agitating/turner machine.

8. A post processing facility.

The BCR technology is fully engineered and being marketed internationally.

2) BIO-CHEMICAL INTEGRATED RECYCLING ("BCIR") SYSTEM (currently in its final stage of research and development).

The BCIR SYSTEM recovers chemicals and other commodities in an environmentally friendly manner which can be profitably sold to the polymer, surfactant, lubricant, de-icer and adhesive industries, and as agri-chemicals.

This system is expected to recover over 1,000 chemical commodities from organic wastes. To date, the Company has successfully identified and removed 65 of these chemical commodities. If the full potential of this system is met over the next 6 to12 months, through our process engineering work at Carleton University, it is expected to have a significant impact on the Company's business.

Upon the completion of the final phase of Research & Development for the BCIR System, Agronix expects to have an environmentally-friendly process that will be able to recover chemicals and other commodities from organic wastes that can be sold profitably to a wide variety of industries.

Competing Technologies

There are a number of companies, which state that they have technologies for dealing with and processing organic wastes. These companies include Thermo Tech Technologies, Bedminster, and International Bio-Recovery Corp. Given the enormous volume of organic waste generated each year, the Company has determined that no competitor has the capacity to deal with all these wastes and that even with the presence of these and other competitors, there will be enough demand for the Company's services in the foreseeable future. The Company has further determined that if the end product of converted organic waste is not in a bio-stabilized form, it will ultimately prove harmful to the environment. The primary in-feed for competitors' plants is from municipal solid waste, while the Company's in-feed is intended to be primarily sewage sludge and animal manures. To the Company's knowledge, none of its competitors makes the claim they can fully bio-stabilize their end product and no other company is bio-converting sewage sludge and animal manures to a fully bio-stabilized commercial organic end product. In addition, the Company knows of no competing technologies that are able to extract viable chemical commodities from organic wastes.

The Business Of The Company

Description of Business

The Company intends to initially use its Bio-Conversion Reactor (BCR) System technology to treat organic wastes that are relatively contaminant free, such as poultry, cattle and hog manure, and process it into growth substrates and high-grade organically-based fertilizers. The Company has identified North American and other world locations of concentrated organic waste and intends to build its plants in those areas.

Agronix has identified a global market for its technologies. The Company's primary focus is on Europe and North America, where regulations favor the Company's technologies.

The Market for the Service

In North America and Europe, an increasing number of municipalities are imposing regulations to compel producers of organic waste to deal with these substances in an environmentally responsible manner. The fact that new companies such as Agronix will be able to treat organic waste in an environmentally-friendly manner may eventually provide the incentive for local governments to close landfill sites to organic waste altogether. The Company expects these trends to continue which should result in an increasing demand for the Company's Service. Tipping fees are available in certain situations, however Agronix has not included those fees in their financial projections as they vary from one region to another.

Marketing the Service

The Company is presently negotiating with producers and strategic partners in areas with high concentrations of organic waste suitable for the Agronix technologies.

The Products

The Agronix BCR System is designed to process organic waste residues under specific optimally controlled conditions to manufacture a high-quality bio-converted organic fertilizer and growth substrate. These products are designed to restore and maintain soil organic matter quality and quantity, improve soil aggregation and porosity, increase water infiltration and retention and reduce erosion. The finished bioconverted product can be sold as is, or can be further processed into two categories of products:

1. Organically-based Fertilizers designed to supply nitrogen (N), Phosphorus (P), and Potassium (K) for the full growth cycle of plants on a bio-modulated release basis; and

2. Growth Substrates used for house plants and greenhouse production. The composition of Agronix's growth substrates are designed to maintain and enhance gas and carbon exchange, supply nutrients, improve root development, and increase water retention.

A study conducted by Agriculture and Agri-Food Canada compared organic fertilizers similar to the Company's intended organic fertilizer product with commercial chemical fertilizers for three major types of crops. The study found that the performance of the organic fertilizer met or exceeded that of the chemical fertilizers.

Market studies show an increasing demand for organic products. The Company believes it can fill the growing demand of this niche market by providing a fully bio-stabilized growing media and at the same time solving a major environmental problem (i.e., the current practice of spreading non-bio-stabilized sewage sludge and animal manure on agricultural land).

Market for the Product

The market for fertilizer in North America is mainly supplied with chemical fertilizers. Demand for fertilizers in North America is estimated at over 50 million tons per year (primarily for chemical fertilizers). While the total market for organic fertilizers is relatively small, this niche market is growing in excess of 20% per year. Increasing consumer demand for organic food products means that the demand for organic fertilizers is expected to continue to increase. In North America, an estimated one million acres are under organic cultivation while in Europe the area is an estimated five million acres, which is projected to grow to 20 million acres over the next five years. In the past 2 years governments have begun to regulate the disposal of organic wastes and are restricting the use of chemical fertilizers, herbicides and pesticides.

The Company's primary market will be bulk sales to commercial producers, manufacturers and distributors. An aging baby boomer segment of the population is expected to lead to further increases in the home garden market. Accordingly, the Company intends to supply its products to manufacturers who will meet the needs of consumers who are interested in organic and enhanced fertilizer products. Distribution will likely be through garden centers, major grocery chains that have a garden department, and hardware chains that sell gardening supplies. The consumer product will likely be marketed through established firms that have high levels of market acceptance for their brand of fertilizers.

The Company also intends to supply its products to municipalities, golf courses and parks who want organic and enhanced fertilizers.

Competition for the Product

The major manufacturers of fertilizer that are actively marketing to the retail sector are Bayer-Pursell which manufactures Vigoro, a slow release chemical fertilizer, the Scotts Company which manufactures Miracle Gro and the Shultz Company. The Company is aware of many companies that are focused solely on providing organic fertilizer products to the market. However, none of these companies appears to be able to provide a fully bioconverted organic fertilizer to the market.

Product Pricing and Marketing

With respect to marketing the Product, the Company's intention is to seek out one or more distributors of fertilizer products with a view to negotiating long term buy-out agreements to buy the entire output of each plant. This will enable the Company to focus all of its efforts on building and managing the operations of its plants.

The following are some of the key selling points that the Company will use when promoting its Product to distributors:

The Company's product is fully bioconverted, free of harmful pathogens, and converts the heavy metals into a water insoluble form which makes them harmless to the environment. The Company's product restores and maintains soil organic matter quality and quantity, improves soil aggregation and porosity, and improves root and plant growth. Another advantage is that the product is more environmentally friendly than conventional chemical fertilizers.

Environmental Considerations

Animal manures, produce growers, industrial food processors and sewage sludge constitute serious environmental hazards. All these organic wastes can leach into soils and ground waters causing contamination of soils and underground aquifers. The Company's BCR System can contribute to remediating environmental pollution problems from these sources. The Company's BCIR System is designed to extract marketable chemical commodities from sewage sludge without harming the environment. Presently more than 65 different commodity chemicals can be extracted using the BCIR system.

Setting up plants will likely require environmental permits from the applicable government authorities having jurisdiction over the proposed plant locations. Given the fact that the Company's processes will turn organic wastes (which, if untreated, can cause serious environmental hazards) into safe organic fertilizers and will extract commodity chemicals without harm to the environment, the Company is confident the environmental permitting process will be facilitated wherever possible.

RISK FACTORS

Investment in the securities of the Company must be considered as highly speculative and should only be undertaken by those investors who have sufficient financial resources to enable them to assume such risks and who have no need for immediate liquidity in their investment. The Shares should not be purchased by persons who cannot afford the possibility of the loss of their entire investment, and an investment in the Shares should not constitute a major portion of an individual's portfolio. In addition to the usual risks associated with an investment in a business, a prospective investor should carefully consider the following factors.

Limited Capital - Need for Additional Financing.

The Company has very limited capital. The Company will need to raise significant additional funds through public or private equity or debt financing or from other sources for the construction and operation of each plant. The sale of additional equity or convertible debt may result in additional dilution to the Company's shareholders and such securities may have rights, preferences or privileges senior to those of the common stock. To the extent that the Company relies upon debt financing, the Company will incur the obligation to repay the funds borrowed with interest and may become subject to covenants and restrictions that restrict operating flexibility. No assurance can be given that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the Company or its shareholders. If sufficient funding is not secured, then the Company may not able to establish and run a viable business.

Start-Up Company - Limited Operating History.

The operating Company was incorporated in January 2000, has limited assets, has a limited operating history and is at an early stage of development. All of these factors make it subject to the risks associated with start-up companies. The Company believes that its growth and future success will, to a certain degree, be dependent upon receiving operating permits from local governments over which it will have no control. The Company has had no experience in installing or operating the plants used to process organic waste and may not be successful in running such a business. Future operating results will depend on many factors, including local acceptance of the Company's licensed technology, securing local government approvals for the construction and operation of the Company's intended plants, purchasing decisions by consumers of organic fertilizers and growing media and others, the ability to obtain adequate sources of suitable organic waste for its plants, the level of product and price competition, market acceptance of the Company's product, evolving industry products, general economic conditions and other factors.

Lack of Profitability.

To date the Company has not had any operations. There can be no assurance that the Company will succeed in building up a successful operating company, in generating sales, or in running its operations on a profitable basis. The Company has had no revenues. Because the Company is still in an emerging stage, there can be no assurance that the Company will ever achieve profitability. The revenue and profit potential of the Company's business and the industry is unproven, and the Company's limited operating history makes its future operating results difficult to predict. There can be no assurance that the Company will have positive gross margins

Dependence on Key Personnel

The business of the Company will be dependent upon the active participation of its officers and directors. To the extent any of them becomes unavailable for any reason, it could have a serious adverse impact on the Company. Any officer or employee of the Company can terminate his or her relationship with the Company at any time. The Company's future success will also depend on its ability to attract, train, retain and motivate highly qualified engineering, marketing, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain key personnel.

Market Acceptance

The Company's overall economic performance is affected by two different markets: the organic waste treatment market and the fertilizer market. There are no assurances that the Company's service or product will be successfully marketed.

Economic Recession/Price Competition

The Company's business may be affected by many factors which are beyond its control, such as an economic recession and aggressive pricing policies of its competitors. The delivery of a supply of waste to each plant is dependent upon the Company offering competitive tipping fees. If these fees are not competitive, the Company may not be able to reach or sustain the capacity of its plants.

Strength of the Company's Intellectual Property, Proprietary Soil Science Expertise and Technology

The Company does not intend to seek patent protection for its processes or its technology at this time. There can be no assurance that the Company will be able to protect its licensed technology from use by competitors. The Company intends to rely primarily on a combination of copyright law, industrial design legislation and employee and third party nondisclosure agreements to protect its intellectual property. There can be no assurance of effective protection of the Company's intellectual property and there can be no assurance that others will not independently develop a similar technology or obtain access to the Company's technology.

Competition

The Company faces competitive pressures from a variety of companies in each of the markets it intends to enter, primarily from established companies, most of which have greater financial, marketing and technical resources than the Company. These competitors may be better able to withstand pressure on price or other margin pressures. There is no assurance that companies with competitive technology and greater financial resources will not begin competing with the Company in the future.

Inexperience in Emerging Markets

Purchasers of organic fertilizers may prefer to purchase such products from larger, more established companies than the Company, as other manufacturers may be better able to supply large volumes of products on short notice or better prices. In addition, such potential purchasers may be reluctant to adopt a new Product that has not gained wide acceptance in the industry. Certain competitors of the Company may establish relationships in the marketplace, further limiting the Company's ability to sell its Products.

Environmental Matters

The Company will be subject to stringent standards designed to reduce air, water and soil emissions through state and local laws and regulations relating to the protection of human health and the environment. The issue of whether the proposed plants will meet standards imposed by various jurisdictions has not been determined.

Risks of Product Defects, Product Returns and Product Liability

The Product, the Service or the operation of the plants that the Company intends to build and operate may contain undetected problems or defects. The occurrence of such problems or defects could result in product returns and other losses to the Company or its customers. Such occurrence(s) could also result in the loss of or delay in market acceptance of the Product and/or Services, which could have a material adverse effect on the Company's business, operating results and financial condition. Further, although the Company hopes to enter into purchase agreements with customers that will contain provisions designed to limit the Company's exposure to potential product or service liability claims, it is possible that such provisions limiting liability will not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product, service or liability claims, the future sale and support of the Company's products or services, if any, entails the risk of such claims. A successful product or service liability claim brought against the Company or its licensees, if any, could have a material adverse effect on the Company's business, operating results and financial condition.

Potential Fluctuation in Quarterly Results

The timing and delivery requirements of fertilizer customers' orders can be expected to vary substantially on a quarterly basis. Such quarterly variations in sales may have a material effect on the Company's financial results, as operating expenses are expected to be relatively fixed in the short term.

Conflicts of Interest

Directors of the Company may serve as director of, or have significant shareholdings in, other reporting companies. To the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. Legally, directors of the Company must act honestly, in good faith and in the best interests of the Company in resolving any conflicts, which may arise, and all directors of the Company are aware of these fiduciary responsibilities. In determining whether or not the Company will participate in a particular venture, the directors will primarily consider the degree of risk to which the Company may be exposed, its financial position at that time and, depending on the magnitude of the venture and the absence of any disinterested directors, whether or not to subject any ventures in question to the shareholders of the Company for their approval.

No Public Market

There is not currently a public market for the Company's stock, and there is no assurance that such a market will develop in the future. There is a possibility that even if a market does develop, it may not be maintained. It may also be adversely by future issuances of shares. Therefore, persons who acquire stock in the Company may have a difficult time liquidating their investment.

Time Value of Money

Since there is a time-value in being able to immediately realize a return on one's investment, investors may be better off investing in an established business company where an immediate effect can occur as a result of their investment.

Not a Diversified Company

The Company does not expect to be a diversified company in the near future.

Risks of Leverage, Debt Financing

The Company may utilize debt or other leverage techniques in order to finance its operations or the construction of its proposed plants. This has certain risks among which are the risk of foreclosure or unavailability of other debt if unsuccessful.

No Dividends

To date, the Company has not paid any cash dividends on its capital stock and shareholders should not expect to receive any dividends. At present the Company has no assets from which to pay dividends. If it did, the Company most likely would use such assets for business operations. The Company does not anticipate paying any cash dividends in the foreseeable future.

Control by Current Management and Shareholders

The Company's executive officers, directors, and greater than 5% shareholders (and their affiliates) currently beneficially own approximately 23% of the Company's outstanding Common Stock (including performance shares held in escrow).

Penny Stock Rules

At present, the Company would be considered a "penny stock", which generally is a stock trading under $5.00. Because of abuses in such stocks, the United States Securities Exchange Commission (the "SEC") has promulgated certain rules regulating the activities of broker dealers who wish to recommend purchase of such securities to their customers. This often has the result of reducing trading in such stocks and making it more difficult for investors to sell their shares.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, except for an option on 73 acres in Abbotsford, British Columbia and anticipates making such investments in the future as Agronix plants are developed throughout the world. The Company's principal executive office is 1666 West 75th Avenue, Vancouver, B.C., Canada V6P 6G2. The corporate office is located at 4750 Table Mesa Drive, Boulder, Colorado, 80305. The Company's telephone numbers are (604) 714-1606 and 1-877-377-2974. Agronix Europe, Ltd. maintains an office at 4 rue de Simplon, Geneva 1211, Switzerland. The telephone number there is (0)22-718-9420. A shareholder pays the rent for the Company's principal executive office in exchange for the issuance of 1,960 shares per month. The shares are valued at C$1.00 per.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 178 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10KSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10KSB should be construed as a guarantee or assurance of future performance or future results.

Introduction

During the second quarter, the Company held a special shareholders' meeting which approved a name change from RCA Trading Co. d.b.a. American Waste Recovery, Inc. to Agronix, Inc. This name change compliments the market/industry in which the Company does business. At that time, the number of authorized shares of common stock of the Company was voted to be increased from 10,000,000 to 25,000,000, and 10,000,000 shares of preferred stock were also authorized. In January 2002, in conjunction with a 2:1 forward split of its issued and outstanding common stock, the Company increased its authorized common stock from 25,000,000 to 50,000,000 shares.

Plan of Operations

Agronix, Inc. is in the business of acquiring and developing technologies that convert organic wastes (animal manure, sewage sludge, bio-solids, produce processing waste, etc.) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value added agri-products. The Company is also engaged in the business of developing a technology that is used to recover chemical commodities from organic waste for a wide variety of industries such as agriculture, food, oil & gas, paper, clothing and pharmaceuticals. The Company's Bio-Conversion Reactor System (BCR System) is now fully engineered and ready to enter the market. The Company is presently reviewing locations in North America and Europe to launch its first plant.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of December 31, 2001, the Company had cash on hand of $100,610, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances and begin production where market opportunities exist.

Pursuant to an agreement entered into by the Company and BIOMAX Inc., a Canadian Company located in Quebec City (a developer of automated organic waste processing plants), the Company and Biomax have created a subsidiary ("Newco") to further develop and commercialize Biomax's "Robo II" technology. In exchange for its technology contribution, Biomax will receive an 80% interest in Newco, and for its cash contribution of $224,000 CAD, intellectual property and proprietary soil science expertise Agronix has received exclusive licensing rights and a 20% equity interest. Agronix has the right to purchase a further 30% equity interest over the next 3 years for $1,500,000 CAD.

The Company is presently working in the British Columbia, Canada, Fraser Valley, Abbotsford Region to locate its first 50,000-ton per year bioconversion plant. In the second quarter of the current fiscal year, the Company located and contracted for the acquisition of 73-acre parcel of land for a purchase price of $1,800,000 Cdn. The Company has negotiated a purchase option of CAD $2,000 per month until April 30, 2002 to preserve its cash flow and must make a payment of $100,000 CAD to secure this purchase agreement.

Agronix is actively involved in negotiations to joint venture Bio-Conversion Reactor System (BCR) plants in the following jurisdictions:

USA - Florida, New Jersey, New Hampshire

Europe - Geneva, Switzerland (Greater Regional District); Castleblayney, Ireland

Canada - Abbotsford, British Columbia, Newfoundland; St. Martine, Quebec;

Lethbridge, Alberta.

Additionally, the Company is presently negotiating with a large feed supplier with operations in the US and Canada to secure take-out contracts for Agronix's BCR plant organic fertilizers and growth substrates.

Furthermore, an organic product producer and retail distributor in Quebec, Canada is negotiating with Agronix for East Coast US distribution of the BCR organic fertilizers and growth substrates.

The Company estimates that it will require funding of approximately $7,500,000 Cdn to complete construction of the proposed Abbotsford plant. The Company has entered into discussions with the Farm Credit Corporation (FCC) of Canada to provide 100% financing for the Abbotsford plant and for all subsequent plants to be constructed in Canada, but there is no assurance that this funding will be available. In the event funding is available from FCC it is expected to be provided through a joint venture partnership that is partly owned by farmers and partly owned by the Company.

The Company and Agriculture and Agri-food Canada have mutually agreed not to enter into a formal research agreement with each other. The Company has consolidated its research and development activities at Carleton University in Ottawa where its has committed to fund research being carried out by Carleton University for a period of 5 years. The Company will own any new technologies and/or intellectual property arising out of these research and development activities.

The Company has closed its private placement offering of up to 2,000,000 shares of common stock at a price of $1.00 per share. In addition, the Company has cancelled its agreement with Epsom Investment Services N.V. to seek funding for a maximum of $10,000,000 at $1.00 per share contingent upon approval of the Company's shares for trading on the NASD Bulletin Board. There is no assurance as to when or whether the Company's shares will be approved for trading on the NASD Bulletin Board.

ITEM 7. FINANCIAL STATEMENTS.

See following pages.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

DECEMBER 31

CONTENTS

INDEPENDENT AUDITORS' REPORT
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements

Independent Auditors' Report

To the Shareholders of

Agronix, Inc. (formerly RCA Trading Co.)

(A Development Stage Company)

We have audited the balance sheets of Agronix, Inc. (formerly RCA Trading Co.) (A Development Stage Company) as at December 31, 2001 and 2000 and the statements of operations, stockholders' equity and cash flows for the years then ended and from inception (January 20, 2000) to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and from inception (January 20, 2000) to December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Vancouver, Canada

March 5, 2002

Chartered Accountants

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31

ASSETS

	2001	2000
CURRENT
Cash	$100,610	$95,040
Receivables	1,071	403
Deposit	4,087	-
	105,768	95,443
CAPITAL ASSETS (Note 3)	9,998	2,265
INVESTMENT IN AND ADVANCES TO
3884171 CANADA INC. (Note 4)	143,017	6,567
	$258,783	$104,275

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$28,786	$9,265
Due to companies with common director (Note 5)	69,870	7,000
	98,656	16,265

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 6)
Authorized:

25,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
9,664,037 (2000: 6,622,250) common shares	9,664	6,622
Additional paid in capital	1,836,286	799,127
Shares subscribed	-	22,500
	1,845,950	828,249
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(1,685,823)	(740,239)
	160,127	88,010
	$258,783	$104,275

Continuance of operations (Note 1)

Commitments (Note 8)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

Cumulative
	From Inception	For the	From Inception
	(Jan 20, 2000)	Year Ended	(Jan 20, 2000)
	to December 31	December 31	to December 31
	2001	2001	2000
INTEREST EARNED	$ 2,426	$ 1,248	$ 1,178
EXPENSES
Stock based compensation	477,000	295,750	181,250
Consulting fees	511,814	215,644	296,170
Depreciation	1,211	899	312
Office and general	54,249	35,831	18,418
Professional fees	111,244	67,662	43,582
Rent	20,431	17,941	2,490
Research and development (Note 7)	388,683	238,683	150,000
Shareholder communications	7,359	4,846	2,513
Travel and promotion	116,258	69,576	46,682
	1,688,249	946,832	741,417
NET LOSS	$ (1,685,823)	$ (945,584)	$ (740,239)

Weighted average common shares outstanding		7,939,725	5,423,985
Basic and diluted loss per share		$ (0.12)	$ (0.14)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative
	From Inception	For the	From Inception
	(January 20, 2000)	Year Ended	(January 20, 2000)
	to December 31,	December 31,	to December 31,
	2001	2001	2000
Cash derived from (applied to):
OPERATING
Net Loss	$(1,685,823)	$(945,584)	$(740,239)
Depreciation	1,211	899	312
Research and development expenses paid
through issuance of common shares (Note 7)	383,856	233,856	150,000
Stock based compensation	477,000	295,750	181,250
Rent paid through issuance of common shares	10,109	10,109	-
Consulting fees paid though the
issuance of common shares	49,214	49,214	-
Change in non-cash working capital
Receivables	(1,071)	(668)	(403)
Deposit	(4,087)	(4,087)	-
Payables and accruals	15,685	6,420	9,265
	(753,906)	(354,091)	(399,815)
FINANCING
Advances under a credit facility with a
company with director in common	187,870	62,870	125,000
Repayments of credit facility with a
company with director in common	(118,000)	-	(118,000)
Advances to shareholder	(14,267)	(14,267)	-
Shares issued or subscribed for cash	953,139	456,140	496,999
	1,008,742	504,743	503,999
INVESTING
Acquisition of capital assets	(11,209)	(8,632)	(2,577)
Investment in and advances to 3884171 Canada Inc.	(143,017)	(136,450)	(6,567)
	(154,226)	(145,082)	(9,144)
Increase in cash	100,610	5,570	95,040
Cash, beginning of period	-	95,040	-
Cash, end of period	$100,610	$100,610	$95,040
Non-cash financing transactions not included in cash flows:
Shares issued for research and development	$ 383,856	$ 233,856	$ 150,000
Stock based compensation	$ 477,000	$ 295,750	$ 181,250
Shares issued for rent	$ 10,109	$ 10,109	$ -
Shares issued for consulting services	$ 49,214	$ 49,214	$ -
Reverse merger adjustment (Note 1)	$ -	$ 27,368

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2001

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total
Shares issued for cash
at $0.001 per share	$5,250,000	$5,250	$-	$-	$-	$5,250
Shares issued for cash
at $0.30 per share	40,000	40	7,960	-	-	8,000
Shares issued for cash
at $0.50 Cdn per share	1,000,000	1,000	337,287	-	-	338,287
Shares issued for cash
at $1.00 Cdn per share	182,250	182	122,780	-	-	122,962
Shares issued to acquire
research and
development (Note 7)	150,000	150	149,850	-	-	150,000
Shares subscribed at $1.00
U.S. cash per share	-	-	-	22,500	-	22,500
Stock based compensation	-	-	181,250	-	-	181,250
Net loss	-	-	-	-	(740,239)	(740,239)
Balance, December 31, 2000	6,622,250	6,622	799,127	22,500	(740,239)	88,010
Acquisition of AWR on
March 26, 2001 (Note 1)	6,622,250	6,622	(33,990)	-	-	(27,368)
Reverse merger adjustment	(4,939,000)	(4,939)	4,939	-	-	-
Shares issued at $1.00 Cdn
per share	669,357	670	404,543	(22,500)	-	382,713
Shares issued for premises
lease at $1.00 Cdn per
share	15,680	15	10,094	-	-	10,109
Shares issued for consulting
services at $1.00 Cdn
per share	82,500	83	49,131	-	-	49,214
Shares issued for research and development at $1.00 Cdn per share	360,000	360	233,496	-	-	233,856
Stock based compensation	-	-	295,750	-	-	295,750
Shares issued for cash at $0.50 Cdn per share	$231,000	231	73,196	-	-	73,427
Net loss for the year	-	-	-	-	(945,584)	(945,584)
Balance, December 31, 2001	9,664,037	$ 9,664	$1,836,286	$ -	$ (1,685,823	$ 160,127

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

1. OPERATIONS AND GOING CONCERN

The Company was incorporated under the laws of Florida, U.S.A. on May 6, 1996 as RCA Trading Co. The Company changed its name to Agronix, Inc. on June 18, 2001.

Pursuant to a share exchange agreement entered into on October 16, 2000 and closed on March 26, 2001, between the shareholders of the Agronix and shareholders of a private Company, American Waste Recovery, Inc. ("AWR"), the Company purchased all of the outstanding shares of AWR. AWR was incorporated under the laws of Nevada, U.S.A. on January 20, 2000 as American Bio Recovery, Inc.; on January 26, 2000, its name was changed to American Waste Recovery, Inc. The consideration for this acquisition was the issuance by the Company of 6,622,250 common shares.

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to December 31, 2001 including the results of operations of Agronix since March 26, 2001.

Agronix has focused its activities on the development of its acquired technologies for commercial use, for identifying prime international locations to build commercial plants, and forming strategic alliances for the implementation of its global business plan. No significant revenues have been realized and planned principal operations have not yet commenced. Agronix is engaged in the acquisition and development of technologies that convert organic residues into agricultural products such as growth substrates, organic fertilizers, soil amendments and chemical commodities for agriculture and industry use.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to pursue market acceptance for its product and identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

These consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, AWR.

ACCOUNTING FOR STOCK OPTIONS

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of electing either to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements set out in APB 25 and to provide pro-forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

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

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight-line method at the following rates:

Office equipment	20%	straight line
Computer equipment	30%	straight line
Computer software	50%	straight line

INVESTMENTS

The Company uses the equity method to account for investments in companies such as 3884171 Canada Inc. and other business ventures over which it exercises significant influence.

TECHNOLOGY

The Company capitalizes the acquisition costs of technologies when their technological feasibility has been established; otherwise such costs are charged to operations.

RESEARCH AND DEVELOPMENT

The Company records all research and development costs in accordance with SFAS 2 "Accounting for Research and Development Costs." As such, all research and development costs are expensed as they are incurred, until such time as the research and development outcome is proven for commercial use, at which time the costs are capitalized and amortized.

LONG-LIVED ASSETS

The Company monitors the recoverability of long-lived assets, including capital assets and its investments in and advances to 3884171 Canada Inc., based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the asset's carrying value over its estimated realizable value.

LOSS PER SHARE

The Company follows SFAS No. 128 to calculate earnings per share. Basic loss per share is computed using the weighed effect of all common shares issued and outstanding. Fully diluted earnings per share has not been presented as the effect on basic earnings per share is anti-dilutive.

USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements for the reporting period. Actual results may differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141 & 142

On July 20, 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these statements and their effective dates for the Company are as follows:

a) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

b) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

c) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

d) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Management's preliminary assessment of these statements is that they will not have a material impact on the Company's financial position or results of operations.

SFAS 143 & 144

In July, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

3. CAPITAL ASSETS

			Net
		Accumulated	December 31
	Cost	Amortization	2001
Office equipment	$ 1,484	$ 445	$ 1,039
Computer equipment	2,476	700	1,776
Computer software	134	67	67
Option to purchase land	7,116	-	7,116
	$ 11,210	$ 1,212	$ 9,998

Net
		Accumulated	December 31
	Cost	Amortization	2000
Office equipment	$ 1,484	$ 148	$ 1,336
Computer equipment	1,094	165	929
Computer software	-	-	-
Option to purchase land	-	-	-
	$ 2,578	$ 313	$ 2,265

4. INVESTMENT IN AND ADVANCES TO 3887141 CANADA INC.

Pursuant to an agreement entered into by the Company and Bio-Max Inc. ("Bio-Max") (a Quebec City, Canada based developer of organic waste processing plants), a subsidiary (3884171 Canada Inc. ("Newco")) was created in which the Company owns 20% of the issued and outstanding common shares and Bio-Max owns 80% of the issued and outstanding common shares. Newco has been established to further the development and commercialization of Bio-Max's "Robo II" technology into Agronix/Bio-Max "Robo III" technology [Agronix Bio-Conversion Reactor System (BCR)] using Agronix intellectual property rights and proprietary bio-conversion formulae.

Under the terms of the agreement:

(a) Bio-Max contributed the Robo II technology as its capital contribution for an 80% interest in Newco. The Company contributed $20 Cdn and its technical process improvements, its intellectual property rights and proprietary bio-conversion formulae as its capital contribution for a 20% interest in newco with a 3 year option to purchase a further 30% of Newco for $1,500,000 CAD. Should the Company exercise this option, it would be a 50/50 partner with Bio-Max in Newco.

(b) The Company and Bio-Max have given each other a right of first refusal to match any offer to purchase any shares of Newco owned by each of them.

(c) Agronix has the world licensing rights for Robo III from Newco with the exception of the Francophone countries.

(d) Agronix has advanced $224,000 CAD to Newco which has completed Robo III engineering and the Bio-Conversion Reactor System (BCR) to be constructed for commercial plant operations throughout the world.

The Company's investment in and advances to Newco have been accounted for as follows:

	December 31	December 31
	2001	2000
Investment in shares	$ 13	$ -
Advances, non-interest bearing, no stated terms of repayment	143,004	6,567
	$143,017	$6,567

5. DUE TO RELATED PARTIES

	December 31	December 31
	2001	2000
Revolving credit facility with a shareholder, unsecured, non-interest bearing, principal due on June 30, 2002	$7,000	$7,000
Demand loan from a company controlled by a shareholder - unsecured, principal in the amount of $100,000
Cdn; 12% per annum simple interest; interest payable monthly; repayable on demand or on June 30, 2002	62,870	-
	$69,870	$ 7,000

6. CAPITAL STOCK

On June 11, 2001 the Company amended its Articles of Incorporation to change the authorized number of shares from 20,000,000 common shares to 25,000,000 and the authorized number of preferred shares from 5,000,000 to 10,000,000.

Subsequent to year-end, on January 9, 2002 the Company amended its outstanding number of common shares to reflect a two-for-one split. As a result, the 9,726,857 issued and outstanding shares as of that date changed to a total of 19,453,714 issued and outstanding shares. In addition, the Company amended its Articles of Incorporation to change the authorized number of common shares from 25,000,000 to 50,000,000.

STOCK OPTIONS

The following table summarizes information about outstanding and exercisable share options at December 31, 2001:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Excercise	Contractual	Excercise		Excercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
420,000	01/27/00	$0.50	4.33	$0.50	420,000	$0.50
200,000	01/28/00	0.50	4.33	0.50	200,000	0.50
150,000	02/17/00	0.50	4.39	0.50	150,000	0.50
250,000	08/04/00	0.50	4.85	0.50	250,000	0.50
75,000	10/30/00	0.67	5.08	0.67	75,000	0.67
200,000	01/17/01	1.00	4.30	1.00	200,000	1.00
40,000	07/03/01	1.00	5.76	1.00	20,000	1.00
500,000	07/09/01	0.50	4.78	0.50	250,000	0.50
1,835,000				$0.57	1,565,000	$0.58

Summary of share option activity and information concerning options at December 31, 2001:

	2001	2000
Balance, beginning of year	$1,170,000	$ -
Granted	765,000	1,170,000
Cancelled	(100,000)	-
Balance, end of year	$1,835,000	$1,170,000

The company granted options to purchase 586,225 shares of the company's common stock to consultants during the year ended December 31, 2001. Compensation expense of $295,750 related to these options has been recorded.

The company also granted options to purchase 112,500 shares of the company's common stock to directors and consultants during the year ended December 31, 2001. No expense has been recorded related to these options.

The company accounts for the options issued to directors and employees in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Options Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the company's net loss and net loss per share would have been the pro forma amounts indicated below:

	December 31	December 31
	2001	2000
Net Loss:
Actual net loss	$(945,584)	$(740,239)
Proforma net loss	$(1,322,584)	$(1,074,464)
Loss per share:
Actual net loss per share	$(0.12)	$(0.14)
Proforma net loss per share	$(0.17)	$(0.20)

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period from inception to December 31, 2001, assuming a risk-free interest rate of 4.85% (2000: 4.86%), volatility of 67.6% (2000: 0%), zero dividend yield (2000: zero), and an expected life of six years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's employee stock options and warrants have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

PERFORMANCE SHARES

On January 27, 2000, 500,000 performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, one performance share will be released from escrow. All shares remain in escrow at December 31, 2001.

7. RESEARCH AND DEVELOPMENT

During 2000, AWR acquired certain soil and organic matter expertise and intellectual property from an unrelated organic residue consultant based in Ottawa, Canada. The consideration for this acquisition was 150,000 AWR common shares issued at an estimate of their fair value of $1.00 per share. This research and development has been expensed.

During 2001, 110,000 Agronix shares were issued at an estimate of their fair value of $1.00 Cdn per share to three separate parties with soil science and engineering expertise. The shares were consideration for engineering activity which was required to advance the design of the BCIR system to the point that it meets specific functional and economic requirements and is ready for manufacture.

A further 250,000 shares were issued during 2001 at an estimate of their fair value of $1.00 Cdn per share to three separate parties with soil science and engineering expertise. The shares were consideration for routine, on-going efforts to refine, enrich, and otherwise improve upon the qualities of the existing BCR system, and the engineering follow-through in the early phase of commercial production.

The company has incurred research and development expenses as follows:

	Cumulative From Inception (Jan 20, 2000 to December 31, 2001	For the year ended December 31, 2000	From Inception (Jan 20, 2000) to December 31, 2000
Acquisition of organic matter expertise and intellectual property	$150,000	$ -	$ 150,000
Technical development of BCR System	167,227	167,227	-
Technical development of BCIR System	71,456	71,456	-
	$388,683	$238,683	$150,000

  COMMITMENTS

Collaborative Research and Development Agreement

The Company has consolidated its research and development activities at Carleton University in Ottawa, Canada where it has committed to fund research being carried out by Carleton University for a period of five years. The company will own any new technologies and/or intellectual property arising out of these research and development activities. Upon execution of a formal agreement, the company will contribute approximately $90,000 per year in cash for five years and $1,725,000 in kind to further research and development in this area. No expenditures have been made under this agreement.

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

This transaction has not been recorded in the financial statements, as there is uncertainty as to the collectibility of the $8,000,000 note. In addition, the fair market value of the 2,466,852 common shares which would be received on conversion cannot be readily determined.

Option to purchase land

The Company has acquired an option to purchase a 73 acre parcel of land in the Fraser Valley region of British Columbia, Canada, on which it intends to construct its initial pilot plant in Western Canada. Under the agreement, the Company has agreed to pay $2,000 Cdn. per month to extend the land purchase option to May 18, 2002. The agreed purchase price of the land is $1,800,000 Cdn. The Company is required to make a payment of $100,000 Cdn. to secure the purchase agreement.

9. INCOME TAXES

At December 31, 2001, the Company has net operating losses carried forward of approximately $1,200,000 that may be offset against future taxable income to 2020. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company paid $58,145 in consulting fees to its president and C.E.O. and $133,385 to other shareholders as consulting fees. The consulting fees of $133,385 paid to other shareholders include cash payments of $80,672 and 82,500 common shares valued at $49,214. The Company also paid rent of $7,914 to a Company controlled by its president.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Brian Hauff	53	President, CEO and a Director since March 2001
Peter J. Barnett	62	Chairman of Board of Directors since March 2001
Dr. Henri Dinel	52	Director since March 2001
Peter Drummond	48	Director since March 2001

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

Biographical Information

Brian Hauff

Brian Hauff is the President, Chief Executive Officer and a director of the Company. Mr. Hauff is the founder of the Company and has worked for the Company since its inception. He has also been an investor/developer for the past 20 years. Mr. Hauff has a combined Economics and Commerce degree (Hons.) from Simon Fraser University and a law degree from the University of British Columbia. He is a resident of Vancouver, B.C. Canada.

Peter J. Barnett

Peter Barnett is the Chairman and a director of the Company. He is a co-founder of a number of restaurant companies including Pizza Patio, Elephant and Castle, and most recently the Canadian division of the Rainforest Café. Mr. Barnett is well known for his involvement in community and charitable services. Mr. Barnett was honored by Canada with the 125th Centennial Medal of Honor for contributions to the development of Canadian society. He was recently honored by his appointment to the presidency of Variety Club International, a worldwide charity that supports children in need. Mr. Barnett is a resident of Vancouver, B.C. Canada.

Dr. Henri Dinel

Dr. Henri Dinel is a director of the Company. He has been a research scientist with the Research Branch of Agriculture and Agri-Food Canada since 1974 and since 1990 he has been leading a study on the impact of bio-solids on soil agro-ecological functions and the development of value-added products from residual and naturally occurring organic matters. Dr. Dinel obtained a B.S. in 1981 from the University of Ottawa in plant biology and biochemistry; an Masters in Science in 1985 from the University of Montreal in Palynology, Paleoecology and Pedology; and a Ph.D. in 1989 from McGill University in soil sciences. He is a resident of Chelsea, Quebec.

Peter Drummond

Peter Drummond has an extensive background in the waste management industry. He is Chairman of Watercare Services Limited and Envirowaste Services Ltd., both billion dollar corporations. He either acts as a Director or Chairman for 11 companies, many of which specialize in the management of waste. His invaluable knowledge of the industry will give Agronix, Inc. a strong international presence. Peter Drummond resides with his family in New Zealand. Mr. Drummond is well known for his charitable work.

Compliance With Section 16(a) of the Exchange Act.

The Company's officers, directors and principal shareholders have represented to the Company that they have filed, or plan to file, an Annual Statement of Changes in Beneficial Ownership on Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

During the year ended December 31, 2001, the company paid $58,145 in consulting fees to its president and C.E.O., and $133,385 to other shareholders as consulting fees. The consulting fees of $133,385 paid to other shareholders include cash payments of $80,672 and 82,500 common shares valued at $49,214. The Company also paid 360,000 common shares valued at $233,856 to soil scientists, engineers and agronomists for their technical expertise in the continued development and the commercialization of the BCR system technology. The Company also paid rent of $7,914 to a Company controlled by its president.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class
Brian Hauff (1) (2) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	1,900,000 (2)	9.76%
Peter J. Barnett (1) (3) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	828,000 (3)	4.25%
Dr. Henri Dinel (1) (4) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	900,000 (4)	4.62%
Peter Drummond (1) (5) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	300,000 (5)	1.54%
Ron Behr (1) (6) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	647,000 (6)	3.32%
Epsom Investment Services 16 Pietermaai Curacao, Nederlands, Antilles	7,600,000	39.06%
All directors and executive officers as a group ( 6 in number)	4,575,000	23.52%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 1,000,000 performance shares which are currently held in escrow pursuant to an agreement dated January 27, 2000. Such shares shall be released from escrow based upon the Company's cumulative cash flow. For each $0.25 of cash flow, one share will be released. Any performance shares not released from escrow on or before January 27, 2010, shall be cancelled. Also includes 600,000 options to purchase 600,000 shares of common stock at a price of $0.50. The options expire on January 27, 2006.

(3) Includes 128,000 shares owned by family members, of which Mr. Barnett may be deemed to be the beneficial owner. Also includes 300,000 shares of common stock and 400,000 options to purchase 400,000 shares of common stock at a price of $0.50. The options expire on January 28, 2006.

(4) Includes 600,000 shares and 300,000 options to purchase 300,000 shares of common stock at $0.50 registered in the name of DRD Consultant, of which Mr. Dinel may be deemed to be the beneficial owner. The options expire on August 4, 2006. DRD Consultant is owned by Denise Regimbald Dinel, the spouse of Dr. Henri Dinel.

(5) Includes 300,000 options to purchase 300,000 shares of common stock at $0.50. The options expire on January 17, 2006.

(6) Includes 497,000 shares and 150,000 options to purchase 150,000 shares of common stock at CAD $1.00.

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

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 17, 2000 ).

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AGRONIX, INC.

By: /S/ BRIAN HAUFF

Brian Hauff, President, Chief Executive Officer and Director

By:/S/ PETER BARNETT

Peter Barnett, Director

By:/S/ PETER DRUMMOND

Peter Drummond

By:/S/ HENRI DINEL

Henri Dinel, Director

Date: March 28, 2002