Form 10QSB
period 2002-03-31
AGRONIX INC
filed 2002-05-15
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2002, there were19,561,834 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

CONTENTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Unaudited)

AS AT MARCH 31, 2002

ASSETS

	March 31,	December 31,
	2002	2001
CURRENT
Cash	$47,357	$100,610
Receivables	2,291	1,071
Deposit	4,076	4,087
	53,724	105,768
CAPITAL ASSETS (Note 3)	15,277	9,998
INVESTMENT IN AND ADVANCES TO
3884171 CANADA INC. (Note 4)	143,308	143,017
	$212,309	$258,783

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$58,925	$28,786
Due to related parties (Note 5)	69,710	69,870
	128,635	98,656

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 6)
Authorized:

50,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
19,561,834 (2001: 19,328,074 after giving effect to 2:1 stock split) common shares	9,841	9,664
Additional paid in capital	2,086,392	1,836,286
	2,096,233	1,845,950
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(2,012,559)	(1,685,823)
	83,674	160,127
	$212,309	$258,783

Continuance of operations (Note 1)

Commitments (Note 8)See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Unaudited)

FOR THE THREE MONTH PERIODS

	Cumulative	For the	For the
	From Inception	Three Month	Three Month
	(Jan 20, 2000)	Period Ended	Period Ended
	to March 31,	March 31,	March 31,
	2002	2002	2001
INTEREST EARNED	$2,470	$44	$752
EXPENSES
Stock based compensation	616,750	139,750	76,750
Consulting fees	629,055	117,241	50,248
Depreciation	1,762	551	135
Office and general	60,679	6,430	7,814
Professional fees	142,837	31,593	31,010
Rent	23,880	3,449	3,673
Research and development	410,495	21,812	-
Shareholder communications	8,914	1,555	844
Travel and promotion	120,657	4,399	7,919
	2,015,029	326,780	178,393
NET LOSS	$(2,012,559)	$(326,736)	$(177,641)

Weighted average common
shares outstanding		19,466,056	12,791,194
Basic and diluted loss per
share		$(0.02)	$(0.01)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

FOR THE THREE MONTH PERIODS

	Cumulative	For the	For the
	From Inception	Three Month	Three Month
	(January 20, 2000)	Period Ended	Period Ended
	to March 31,	March 31,	March 31,
	2002	2002	2001
Cash derived from (applied to):
OPERATING
Net Loss	$(2,012,559)	$(326,736)	$(177,641)
Depreciation	1,762	551	135
Research and development expenses paid
through issuance of common shares (Note 7)	383,856	-	-
Stock based compensation	616,750	139,750	76,750
Rent paid through issuance of common
shares	13,800	3,691	-
Consulting and legal fees paid though the
issuance of common shares	156,056	106,842	-
Change in non-cash working capital
Receivables	(2,291)	(1,220)	403
Deposit	(4,076)	11	-
Payables and accruals	45,824	30,139	15,555
	(800,878)	(46,972)	(84,798)
FINANCING
Advances under a credit facility with a
company with director in common	187,870	-	63,460
Repayments of credit facility with a
company with director in common	(118,160)	(160)	-
Advances to shareholder	(14,267)	-	-
Shares issued or subscribed for cash	953,139	-	-
Shares subscribed	-	-	33,400
	1,008,582	(160)	96,860
INVESTING
Acquisition of capital assets	(17,039)	(5,830)	-
Investment in and advances to 3884171 Canada Inc.	(143,308)	(291)	-
	(160,347)	(6,121)	-
Increase in cash	47,357	(53,253)	12,062
Cash, beginning of period	-	100,610	95,040
Cash, end of period	$47,357	$47,357	$107,102
Non-cash financing transactions not included in cash flows:
Shares issued for research and development	$383,856	$-	$-
Stock based compensation	$616,750	$139,750	$76,750
Shares issued for rent	$13,800	$3,691	$-
Shares issued for consulting and legal services	$156,056	$106,842	$-

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO MARCH 31, 2002

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total
Shares issued for cash
at $0.001 per share	5,250,000	$5,250	$-	$-	$-	$5,250
Shares issued for cash
at $0.30 per share	40,000	40	7,960	-	-	8,000
Shares issued for cash
at $0.50 Cdn per share	1,000,000	1,000	337,287	-	-	338,287
Shares issued for cash
at $1.00 Cdn per share	182,250	182	122,780	-	-	122,962
Shares issued to acquire
research and
development (Note 7)	150,000	150	149,850	-	-	150,000
Shares subscribed at $1.00
U.S. cash per share	-	-	-	22,500	-	22,500
Stock based compensation	-	-	181,250	-	-	181,250
Net loss	-	-	-	-	(740,239)	(740,239)
Balance, December 31, 2000	6,622,250	6,622	799,127	22,500	(740,239)	88,010
Acquisition of AWR on
March 26, 2001 (Note 1)	6,622,250	6,622	(33,990)	-	-	(27,368)
Reverse merger adjustment	(4,939,000)	(4,939)	4,939	-	-	-
Shares issued at $1.00 Cdn
per share	669,357	670	404,543	(22,500)	-	382,713
Shares issued for premises
lease at $1.00 Cdn per
share	15,680	15	10,094	-	-	10,109
Shares issued for cash at
$0.50 Cdn per share	231,000	231	73,196	-	-	73,427
Shares issued for consulting
services at $1.00 Cdn
per share	442,500	443	282,627	-	-	283,070
Stock based compensation	-	-	295,750	-	-	295,750
Net loss for the year	-	-	-	-	(945,584)	(945,584)
Balance, December 31, 2001	9,664,037	$9,664	$1,836,286	$-	$(1,685,823)	$160,127

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO MARCH 31, 2002

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance, December 31, 2001	9,664,037	$9,664	$1,836,286	$-	$(1,685,823)	$160,127
Shares issued for premises
lease at $1.00 Cdn per
share	1,960	2	1,230	-	-	1,232
Shares issued for consulting
services at $1.00 Cdn
per share	167,000	171	106,671	-	-	106,842
Two-for-one stock split	9,720,997	-	-	-	-	-
Shares issued for premises
lease at $0.50 Cdn per
share	7,840	4	2,455	-	-	2,459
Compensation expense
for stock options	-	-	139,750	-	-	139,750
Net loss	-	-	-	-	(326,736)	(326,736)
Balance, March 31, 2002	19,561,834	$9,841	$2,086,392	$-	$(2,012,559)	$83,674

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2002

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

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to March 31, 2002 including the results of operations of Agronix since March 26, 2001.

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

If the going concern assumptions were not appropriate for these financial statements, then adjustments ould be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

RESEARCH AND DEVELOPMENT

The Company records all research and development costs in accordance with SFAS 2 "Accounting for Research and Development Costs". As such, all research and development costs are expensed as they are incurred, until such time as the research and development outcome is proven for commercial use, at which time the costs are capitalized and amortized.

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

Prior year earnings per share have been restated to reflect the two-for-one stock split which occurred on January 9, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant impact on the financial statements:

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

3. CAPITAL ASSETS

			Net	Net
		Accumulated	March 31	December 31
	Cost	Amortization	2002	2001
Office equipment	$ 1,484	$ 519	$ 965	$ 1,039
Computer equipment	4,283	1,112	3,171	1,776
Computer software	392	132	260	67
Option to purchase land	10,881	-	10,881	7,116
	$ 17,040	$ 1,763	$ 15,277	$ 9,998

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

Under the terms of the agreement:

(a) Bio-Max contributed the Robo II technology as its capital contribution for an 80% interest in Newco. The Company contributed $20 Cdn and its technical process improvements, its intellectual property rights and proprietary bio-conversion formulae as its capital contribution for a 20% interest in Newco with a 3 year option to purchase a further 30% of Newco for $1,500,000 million CAD. Should the Company exercise this option, it would be a 50/50 partner with Bio-Max in Newco.

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

The company's investment in and advances to Newco have been accounted for as follows:

	March 31	37620
	2002	2001
Investment in shares	$13	$13
Advances, non-interest bearing, no stated terms of repayment	143,295	143,004
	$143,308	$143,017

5. DUE TO RELATED PARTIES

	March 31	37620
	2002	2001
Revolving credit facility with a shareholder, unsecured, non-interest bearing, principal due on June 30, 2002	$ 7,000	$ 7,000
Demand loan from a company controlled by a shareholder
- unsecured, principal in the amount of $100,000 Cdn; 12% per annum simple interest; interest payable monthly; repayable
on demand or on June 30, 2002	62,710 $69,710	62,870 $69,870

6. CAPITAL STOCK

On June 11, 2001 the Company amended its Articles of Incorporation to change the authorized number of shares from 20,000,000 common shares to 25,000,000 and the authorized number of preferred shares from 5,000,000 to 10,000,000.

On January 9, 2002 the company amended its outstanding number of common shares to reflect a two-for-one split. As a result, the 9,726,857 issued and outstanding shares as of that date changed to a total of 19,453,714 issued and outstanding shares. In addition, the company amended its Articles of Incorporation to change the authorized number of shares from 25,000,000 to 50,000,000 common shares. The Company has retroactively reflected this two-for-one split in these financial statements.

STOCK OPTIONS

The following table summarizes information about outstanding and exercisable stock options at March 31, 2002:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Exercise	Contractual	Exercise		Exercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$0.50	4.33	$0.50	840,000	$0.50
400,000	01/28/00	0.50	4.33	0.50	400,000	0.50
300,000	02/17/00	0.50	4.39	0.50	300,000	0.50
500,000	08/04/00	0.50	4.85	0.50	500,000	0.50
150,000	10/30/00	0.67	5.08	0.67	150,000	0.67
400,000	01/17/01	1.00	4.30	1.00	400,000	1.00
80,000	07/03/01	1.00	5.76	1.00	40,000	1.00
1,000,000	07/09/01	0.50	4.78	0.50	750,000	0.50
200,000	02/22/02	1.00	0.91	1.00	200,000	1.00
3,870,000				$0.64	3,580,000	$0.64

Summary of share option activity and information concerning options at March 31, 2002:

	Three months ended March 31,	Year endedDecember 31,
	2002	2001
Balance, beginning of period	3,670,000	2,340,000
Granted	200,000	1,530,000
Cancelled	-	(200,000)
Balance, end of period	3,870,000	3,670,000

The company granted options to purchase 200,000 shares of the company's common stock to consultants during the period ended March 31, 2002. Compensation expense of $139,750 related to these options has been recorded.

The company accounts for the options issued to directors and employees in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Options Issued to Employees. Had compensation cost for the employee stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the company's net loss and net loss per share would have been the pro forma amounts indicated below:

	Three months ended March 31, 2002	Three months ended March 31, 2001
Net loss:
Actual net loss	(326,736)	(177,641)
Proforma net loss	(703,736)	(236,266)
Loss per share:
Actual net loss per share	(0.02)	(0.03)
Proforma net loss per share	(0.02)	(0.09)

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period from inception to March 31, 2002, assuming a risk-free interest rate of 2.10% (2001: 4.85%), volatility of 67.6% (2001: 0%), zero dividend yield (2001: zero), and an expected life of six years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective asumptions, including the expected stock price volatility. Because the company's employee stock options and warrants have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at March 31, 2002.

7. RESEARCH AND DEVELOPMENT

During 2000, AWR acquired certain soil and organic matter expertise and intellectual property from an unrelated organic residue consultant based in Ottawa, Canada. The consideration for this acquisition was 300,000 AWR common shares issued at an estimate of their fair value of $0.50 Cdn.per share. This research and development acquired has yet to be proven commercially and its acquisition has been expensed.

During 2001, 220,000 Agronix shares were issued at an estimate of their fair value of $0.50 Cdn per share to three separate parties with soil science and engineering expertise. The shares were consideration for engineering activity which was required to advance the design of the BCIR system to the point that it meets specific functional and economic requirements and is ready for manufacture.

A further 500,000 shares were issued during 2001 at an estimate of their fair value of $0.50 Cdn per share to three separate parties with soil science and engineering expertise. The shares were consideration for routine, on-going efforts to refine, enrich, and otherwise improve upon the qualities of the existing BCR system, and the engineering follow-through in the early phase of commercial production.

The company has incurred research and development expenses as follows:

	Cumulative	For the	For the
	From Inception	Three Month	Three Month
	(January 20, 2000)	Period Ended	Period Ended
	to March 31,	March 31,	March 31,
	2002	2002	2001
Acquisition of organic matter expertise and intellectual
property	$150,000	$-	$-
Technical development of BCR System	189,039	21,812	-
Technical development of BCIR System	71,456	-	-
	$410,495	$21,812	$-

8. COMMITMENTS

Collaborative Research and Development Agreement

The Company has consolidated its research and development activities at Carleton University in Ottawa, Canada where it has committed to fund research being carried out by Carleton University for a period of five years. The company will own any new technologies and/or intellectual property arising out of these research and development activities. Upon execution of a formal agreement, the company will contribute approximately $90,000 per year in cash for five years and $1,725,000 in kind to further research and development in this area. No expenditures have yet been made under this agreement.

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

9. INCOME TAXES

At March 31, 2002, the company has net operating losses carried forward of approximately $1,400,000 that may be offset against future taxable income to 2020. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2022 taxation years. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

10. RELATED PARTY TRANSACTIONS

During the period ended March 31, 2002, the company paid $14,127 in consulting fees to its president and C.E.O. and $103,115 to other shareholders as consulting fees. The consulting fees of $103,115 paid to other shareholders include cash payments of $11,913 and 172,000 common shares valued at $91,202.

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

Introduction

During the second quarter 2001, the Company held a special shareholders' meeting which approved a name change from RCA Trading Co. d.b.a. American Waste Recovery, Inc. to Agronix, Inc. This name change complements the market/industry in which the Company does business. At that time, the number of authorized shares of common stock of the Company was voted to be increased from 10,000,000 to 25,000,000, and 10,000,000 shares of preferred stock were also authorized. In January 2002, in conjunction with a 2:1 forward split of its issued and outstanding common stock, the Company increased its authorized common stock from 25,000,000 to 50,000,000 shares.

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

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of March 31, 2002, the Company had cash on hand of $47,357, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances and begin production where market opportunities exist.

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

The Company is presently working in the British Columbia, Canada, Fraser Valley, Abbotsford Region to locate its first 50,000-ton per year bioconversion plant. In the second quarter of the previous fiscal year, the Company located and contracted for the acquisition of 73-acre parcel of land for a purchase price of $1,800,000 Cdn. The Company has negotiated a purchase option of CAD $2,000 per month until April 30, 2002 to preserve its cash flow and must make a payment of $100,000 CAD to secure this purchase agreement.

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

Subsequent to March 31, 2002, the Company has closed its private placement offering of up to 2,000,000 shares of common stock at a price of $1.00 per share. In addition, the Company has cancelled its agreement with Epsom Investment Services N.V. to seek funding for a maximum of $10,000,000 at $1.00 per share contingent upon approval of the Company's shares for trading on the NASD Bulletin Board.

The Company's shares have been approved for trading on the OTC Bulletin Board under the symbol "AGNI."

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuance of Options

During the first quarter of 2002, the Company granted options to purchase of 200,000 shares of common stock to consultants. The options have an exercise price of $1.00, and an exercise term of one year.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

Date: May 15, 2002