Form 10QSB
period 2002-06-30
AGRONIX INC
filed 2002-08-14
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2002, there were 19,926,181 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

JUNE 30, 2002

CONTENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Interim Consolidated Statements of Operations
Interim Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Interim Consolidated Financial Statements

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

ASSETS
	June 30	December 31
	2002	2001
	(Unaudited)
CURRENT
Cash	$68,714	$100,610
Receivables	4,180	1,071
Prepaid expenses and deposits	25,913	4,087
	98,807	105,768
FIXED ASSETS (Note 3)	16,227	9,998
INVESTMENT IN AND ADVANCES TO
3884171 CANADA INC. (Note 4)	146,447	143,017
	$261,481	$258,783

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$101,140	$28,786
Due to related parties (Note 5)	72,870	69,870
	174,010	98,656
STOCKHOLDERS' EQUITY
CAPITAL STOCK (Note 6)
Authorized:

50,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
19,926,181 (2001: 19,328,074 after giving effect to 2:1
stock split) common shares	10,205	9,664
Additional paid in capital	2,398,360	1,836,286
	2,408,565	1,845,950
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(2,321,094)	(1,685,823)
	87,471	160,127
	$261,481	$258,783

Continuance of operations (Note 1)

Commitments (Note 8)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative
	From Inception	For the	For the	For the	For the
	(Jan 20, 2000)	Six Months	Six Months	Three Months	Three Months
	to June 30	Ended June 30	Ended June 30	Ended June 30	Ended June 30
	2002	2002	2001	2002	2001
INTEREST INCOME	$2,628	$202	$901	$158	$149
EXPENSES
Stock based compensation	677,900	200,900	117,250	61,150	40,500
Consulting fees	802,489	290,675	97,962	173,434	47,714
Depreciation	2,325	1,114	377	563	242
Office and general	78,723	24,474	19,023	18,043	11,209
Professional fees	152,319	41,075	29,844	9,482	(1,166)
Rent	28,718	8,287	7,137	4,838	3,464
Research and development	439,923	51,240	-	29,428	-
Shareholder communications	10,361	3,002	1,127	1,447	283
Travel and promotion	130,964	14,706	29,001	10,307	21,082
	2,323,722	635,473	301,721	308,693	123,328
NET LOSS before the following	(2,321,094)	(635,271)	(300,820)	(308,535)	(123,179)
Equity loss in 3884171 Canada Inc.	-	-	(20,000)	-	(20,000)
NET LOSS FOR THE PERIOD	$(2,321,094)	$(635,271)	$(320,820)	$(308,535)	$(143,179)

Weighted average common
shares outstanding		19,571,335	15,317,382	19,675,457	17,182,512
Basic and diluted loss per
share		$(0.03)	$(0.02)	$(0.02)	$(0.01)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Six Months	Six Months
	to June 30	Ended June 30	Ended June 30
	2002	2002	2001
Cash derived from (applied to):
OPERATING ACTIVITIES
Net Loss	$(2,321,094)	$(635,271)	$(320,820)
Depreciation	2,325	1,114	377
Research and development expenses paid
through issuance of common shares (Note 7)	383,856	-	-
Stock based compensation	677,900	200,900	117,250
Equity loss in 3884171 Canada Inc.	-	-	20,000
Rent paid through issuance of common
shares	18,885	8,776	2,550
Consulting and legal fees paid though the
issuance of common shares	289,865	240,650	-
Non-cash office and general expenses	3,000	3,000	-
Change in non-cash working capital
Receivables	(4,180)	(3,109)	369
Prepaid expense and deposits	(25,913)	(21,826)	-
Payables and accruals	88,038	72,354	9,010
	(887,318)	(133,412)	(171,264)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	69,870	-	66,070
Advances from (to) shareholder	(14,267)	-	702
Shares issued or subscribed for cash	1,065,428	112,289	111,346
Shares subscribed	-	-	40,317
	1,121,031	112,289	218,435
INVESTING ACTIVITIES
Acquisition of fixed assets	(18,552)	(7,343)	(1,383)
Investment in and advances to 3884171 Canada Inc.	(146,447)	(3,430)	(95,015)
	(164,999)	(10,773)	(96,398)
Increase (decrease) in cash	68,714	(31,896)	(49,227)
Cash, beginning of period	-	100,610	95,040
Cash, end of period	$68,714	$68,714	$45,813
Non-cash financing transactions not included in cash flows:
Shares issued for research and development	$383,856	$-	$-
Stock based compensation	$677,900	$200,900	$117,250
Shares issued for rent	$18,885	$8,776	$2,550
Shares issued for consulting and legal services	$289,864	$240,650	$-

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2002

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

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to June 30, 2002 including the results of operations of Agronix since March 26, 2001.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

FIXED ASSETS

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

Prior period loss per share have been restated to reflect the two-for-one stock split which occurred on January 9, 2002.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

3. FIXED ASSETS

			Net	Net
		Accumulated	June 30	December 31
	Cost	Amortization	2002	2001
Office equipment	$1,831	$611	$1,220	$1,039
Computer equipment	4,219	1,522	2,697	1,776
Computer software	367	192	175	67
Option to purchase land	12,135	-	12,135	7,116
	$18,552	$2,325	$16,227	$9,998

4. INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC.

Pursuant to an agreement dated March 26, 2001 entered into by the Company and Bio-Max Inc. ("Bio-Max") (a Quebec City, Canada based developer of organic waste processing plants), a subsidiary (3884171 Canada Inc. ("Newco")) was created in which the Company owns 20% of the issued and outstanding common shares and Bio-Max owns 80% of the issued and outstanding common shares. Newco has been established to further the development and commercialization of Bio-Max's "Robo II" technology into Agronix/Bio-Max "Robo III" technology [Agronix Bio-Conversion Reactor System (BCR)] using Agronix intellectual property rights and proprietary bio-conversion formulae.

Under the terms of the agreement:

(a) Bio-Max contributed $80 Cdn and the Robo II technology as its capital contribution for an 80% interest in Newco. The Company contributed $20 Cdn and its technical process improvements, its intellectual property rights and proprietary bio-conversion formulae as its capital contribution for a 20% interest in Newco with a option to purchase a further 30% of Newco for $1,500,000 CAD. Should the Company exercise this option, it would be a 50/50 partner with Bio-Max in Newco.

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

The company's investment in and advances to Newco have been accounted for as follows:

	June 30	December 31
	2002	2001
Investment in shares	$13	$13
Advances, non-interest bearing, no stated terms of repayment	146,434	143,004
	$146,447	$143,017

5. DUE TO RELATED PARTIES

	June 30	December 31
	2002	2001
Revolving credit facility with a shareholder, unsecured, non-interest bearing, principal due on December 31, 2002	$7,000	$7,000
Demand loan from a company controlled by a shareholder
- unsecured, principal in the amount of $100,000 Cdn; 12%
annum simple interest; interest payable monthly; repayable
on demand or on December 31, 2002	65,870	62,870
	$72,870	$69,870

Included in accounts payable is $9,230 (2001 - $5,130) of interest accrued in connection with the demand loan.

6. CAPITAL STOCK

On June 11, 2001 the Company amended its Articles of Incorporation to change the authorized number of shares from 20,000,000 common shares to 25,000,000 and the authorized number of preferred shares from 5,000,000 to 10,000,000.

On January 9, 2002, the company amended its outstanding number of common shares to reflect a two-for-one split. As a result, the 9,720,997 issued and outstanding shares as of that date changed to a total of 19,441,994 issued and outstanding shares. In addition, the company amended its Articles of Incorporation to change the authorized number of shares from 25,000,000 to 50,000,000 common shares. The Company has retroactively reflected this two-for-one split in these financial statements.

STOCK OPTIONS

The following table summarizes information about outstanding and exercisable share options at June 30, 2002:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Excercise	Contractual	Excercise		Excercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$0.25	4.33	$0.25	840,000	$0.25
400,000	01/28/00	0.25	4.33	0.25	400,000	0.25
300,000	02/17/00	0.25	4.39	0.25	300,000	0.25
500,000	08/04/00	0.25	4.85	0.25	500,000	0.25
150,000	10/30/00	0.34	5.08	0.34	150,000	0.34
400,000	01/17/01	0.50	4.30	0.50	400,000	0.50
80,000	07/03/01	0.50	5.76	0.50	80,000	0.50
1,000,000	07/09/01	0.25	4.78	0.25	1,000,000	0.25
200,000	02/22/02	0.50	0.91	0.50	200,000	0.50
3,870,000				$0.32	3,870,000	$0.32

Summary of share option activity and information concerning options at June 30, 2002:

	Six Months Ended	Year Ended
	June 30, 2002	December 31, 2001
Balance, beginning of period	3,670,000	2,340,000
Granted	200,000	1,530,000
Cancelled	-	(200,000)
Balance, end of period	3,870,000	3,670,000

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

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001
Net loss:
Actual net loss	$(635,271)	$(320,820)
Proforma net loss	$(635,271)	$(386,070)
Loss per share:
Actual net loss per share	$(0.03)	$(0.02)
Proforma net loss per share	$(0.03)	$(0.02)

Weighted average shares outstanding	19,571,335	15,317,382

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period from inception to June 30, 2002, assuming a risk-free interest rate of 2.10% (2001: 4.85%), volatility of 67.6% (2001: 0%), zero dividend yield (2001: zero), and an expected life of six years.

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

On March 1, 2002 the Company approved a stock option plan whereby 3 million shares will be available to compensate some of the company's key contributing consultants and allow the company to retain and hire qualified personnel.

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at June 30, 2002 and are not included in common shares issued and outstanding.

  RESEARCH AND DEVELOPMENT

During 2000, AWR acquired certain soil and organic matter expertise and intellectual property from an unrelated organic residue consultant based in Ottawa, Canada. The consideration for this acquisition was 300,000 post-split AWR common shares issued at an estimate of their fair value of $0.50 per share. This research and development acquired has yet to be proven commercially and its cost of acquisition was expensed.

During 2001, 220,000 post-split Agronix shares were issued at an estimate of their fair value of $0.50 Cdn per share to three separate parties with soil science and engineering expertise. The shares were consideration for engineering activity which was required to advance the design of the BCIR system to the point that it meets specific functional, manufacturing and economic requirements.A further 500,000 post-split shares were issued during 2001 at an estimate of their fair value of $0.50 Cdn per share to three separate parties with soil science and engineering expertise. The shares were consideration for routine, on-going efforts to refine, enrich, and otherwise improve upon the qualities f the existing BCR system, and the engineering follow-through to commercial production.

The company has incurred research and development expenses as follows:

	Cumulative	For the	For the
	From Inception	Six Month	Six Month
	(January 20, 2000)	Period Ended	Period Ended
	to June 30	June 30	June 30
	2002	2002	2001
Acqusition of organic matter expertise and intellectual
property	$150,000	$-	$-
Technical development of BCR System	218,467	51,240	-
Technical development of BCIR System	71,456	-	-
	$439,923	$51,240	$-

8. COMMITMENTS

Collaborative Research and Development Agreement

The Company has consolidated its research and development activities at Carleton University in Ottawa, Canada where it has committed to fund research being carried out by Carleton University for a period of five years ending April 30, 2005. The company will own any new technologies and/or intellectual property arising out of these research and development activities. Upon execution of a formal agreement, the company will contribute approximately $90,000 per year in cash for five years and $1,725,000 in kind to further research and development in this area. To date the Company has incurred $75,980 Cdn for research and development and $4,175 Cdn of accrued interest. No expenditures have yet been made under this agreement.

Licensing Agreement

The Company has entered into a licensing agreement with a private U.K. registered Company whereby the Company has committed to provide exclusive rights to introduce the Company's technology throughout Europe. Under the agreement the Company has received a convertible loan note, the principal amount of $8,000,000 with an agreed value of GBP 5,673,759; non-interest bearing and convertible into 2,466,852 shares of non-diluted common shares of the licensee.

The Company has provided a full impairment provision for the $8,000,000 note due to the uncertainty of collection.

Consulting Agreements

The Company has entered into certain consulting agreements whereby the Company has committed to issue 10,500 shares per month to consultants for each month of service provided subject to monthly renewals. In addition the Company has committed to issued an additional 20,000 shares in exchange for consulting services to December 31, 2002.

The Company has entered into a premises lease whereby the Company has committed to issue 2,300 shares per month in exchange for rental payments.

Option to purchase land

The Company has acquired an option to purchase a 73 acre parcel of land in the Fraser Valley region of British Columbia, Canada, on which it intends to construct its initial pilot plant in Western Canada. Under the agreement, the Company has agreed to pay $2,000 Cdn. per month to extend the land purchase option to September 30, 2002. The Company is currently negotiating amendments to certain terms of the agreement and accordingly there have not been any payments made since April 2002. The agreed purchase price of the land is $1,800,000 Cdn. The Company is required to make a payment of $100,000 Cdn. to secure the purchase agreement.

9. INCOME TAXES

At June 30, 2002, the company has net operating losses carried forward of approximately $1,600,000 that may be offset against future taxable income to 2020. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2022 taxation years. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation llowance of the same amount.

  RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2002, the company paid $33,469 in consulting fees to its president and C.E.O. and $253,192 to other shareholders as consulting fees. The consulting fees of $253,192 paid to other shareholders include cash payments of $28,118 and 293,000 common shares valued at $221,543.

  SUBSEQUENT EVENTS

On July 16, 2002, the company sold 300,000 shares at a price of US$0.50 per share to a group of investors.

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

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of June 30, 2002, the Company had cash on hand of $68,714, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances and begin production where market opportunities exist.

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

The Company is presently working in the British Columbia, Canada, Fraser Valley, Abbotsford Region to locate its first 50,000-ton per year bioconversion plant. In the second quarter of the previous fiscal year, the Company located and contracted for the acquisition of 73-acre parcel of land for a purchase price of $1,800,000 Cdn. The Company has negotiated a purchase option of CAD $2,000 per month until April 30, 2002 and is currently negotiating new terms to the agreement. No payments have been made while these negotiations are taking place.

Agronix is actively involved in negotiations to joint venture Bio-Conversion Reactor System (BCR) plants in the following jurisdictions:

USA - Florida, New Jersey, New Hampshire

Europe - Geneva, Switzerland (Greater Regional District)

Canada - Abbotsford, British Columbia, Bromont, Quebec and Lethbridge, Alberta;

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

The Company estimates that it will require funding of approximately $7,500,000 Cdn to complete construction of the proposed Abbotsford plant. The Company has entered into discussions with the Farm Credit Corporation (FCC) of Canada to provide 75% financing for the Abbotsford plant and for all subsequent plants to be constructed in Canada, but there is no assurance that this funding will be available. 100% financing is available through the FCC provided the company partners with members of the Agriculture community.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2002, the Company sold a total of 339,547shares that were not registered under the Securities Act of 1933. A total of 197,667 of such shares were sold for cash. The total offering price for such shares was $112,289, and the Company paid no underwriting discounts or commissions. The shares sold for cash were sold in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occur outside the United States. The shares were sold on various dates between May 31, 2002 and June 27, 2002, to persons who subscribed for purchase of such shares pursuant to the terms of an offering memorandum dated April 30, 2002.

A total of 141,880 of the unregistered shares sold during the quarter were issued to consultants and others as compensation for services. A total of 130,000 of such shares were issued at an assigned value of $1.00 per share (Canadian), which is equivalent to approximately US $0.65 per share. The remaining 11,880 shares were issued at an assigned value of $0.50 per share (Canadian), whichis equivalent to approximately US $ 0.325 per share. A total of 100,000 of such share were issued in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act of 1933. A total of 41,880 of such shares were issued in reliance upon the safe harbor provisions of Regulation S adopted under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) A current report on Form 8-K to announce changes in the registrant's certified public accountant was filed with the Securities and Exchange Commission on August 2, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRONIX, INC.

(Formerly RCA Trading Co.)

(A Development Stage Company)

By: /S/ BRIAN HAUFF

Brian Hauff, President, Chief Executive Officer and Director

By:/S/ PETER J. BARNETT

Peter J. Barnett, Chairman of the Board

By:/S/ PETER DRUMMOND

Peter Drummond

By:/S/ HENRI DINEL

Henri Dinel, Director

Date: August 14, 2002

Exhibit 99.1

AGRONIX, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Agronix, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Hauff, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /S/ BRIAN HAUFF

Brian Hauff, President, Chief Executive Officer and Director

Date: August 14, 2002

Exhibit 99.2

AGRONIX, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Agronix, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Drummond, Chief Financial Officer and a Director, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:/S/ PETER DRUMMOND

Peter Drummond, Chief Financial Officer and a Director

Date: August 14, 2002