Form 10QSB
period 2002-09-30
AGRONIX INC
filed 2002-11-14
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2002, there were 19,328,074 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

SEPTEMBER 30, 2002

CONTENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Interim Consolidated Statements of Operations
Interim Consolidated Statements of Cash Flows
Notes to Interim Consolidated Financial Statements

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

ASSETS

	September 30	December 31
	2002	2001
	(Unaudited)
CURRENT
Cash	$105,921	$100,610
Receivables	6,007	1,071
Prepaid expenses and deposits	17,527	4,087
	129,455	105,768
FIXED ASSETS (Note 3)	9,751	9,998
INVESTMENT IN AND ADVANCES TO
3884171 CANADA INC. (Note 4)	149,721	143,017
	$288,927	$258,783

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$129,418	$28,786
Due to related parties (Note 5)	70,360	69,870
	199,778	98,656

STOCKHOLDERS' EQUITY
CAPITAL STOCK (Note 6)
Authorized:

50,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
20,324,581 (2001: 19,328,074 after giving effect to 2:1
stock split) common shares	10,604	9,664
Additional paid in capital	2,572,093	1,836,286
	2,582,697	1,845,950
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(2,493,548)	(1,685,823)
	89,149	160,127
	$288,927	$258,783

Continuance of operations (Note 1)

Commitments (Note 8)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative
	From Inception	For the Nine	For the Nine	For the Three	For the Three
	(Jan 20, 2000)	Months Ended	Months Ended	Months Ended	Months Ended
	to September 30	September 30	September 30	September 30	September 30
	2002	2002	2001	2002	2001
INTEREST INCOME	$2,764	$338	$1,075	$136	$174
EXPENSES
Stock based compensation	677,900	200,900	228,550	-	111,300
Consulting fees	854,931	343,117	379,701	52,442	281,739
Depreciation	15,521	14,310	674	13,196	297
Office and general	87,069	32,820	26,831	8,346	7,808
Professional fees	161,164	49,920	39,086	8,845	9,242
Rent	32,255	11,824	10,973	3,537	3,836
Research and development	441,186	52,503	-	1,263	-
Salaries and benefits	29,400	29,400	-	29,400	-
Shareholder communications	21,845	14,486	2,968	11,484	1,841
Travel and promotion	175,041	58,783	42,011	44,077	13,010
	2,496,312	808,063	730,794	172,590	429,073
NET LOSS before the following	(2,493,548)	(807,725)	(729,719)	(172,454)	(428,899)
Equity loss in 3884171 Canada Inc.	-	-	(20,000)	-	-
NET LOSS FOR THE PERIOD	$(2,493,548)	$(807,725)	$(749,719)	$(172,454)	$(428,899)

Weighted average common
shares outstanding		19,778,109	16,201,608	20,184,915	17,909,086

Basic loss per share		$(0.04)	$(0.05)	$(0.01)	$(0.02)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative
	From Inception	For the Nine	For the Nine
	(January 20, 2000)	Months Ended	Months Ended
	to September 30	September 30	September 30
	2002	2002	2001
Cash derived from (applied to):
OPERATING ACTIVITIES
Net Loss	$(2,493,548)	$(807,725)	$(749,719)
Depreciation	15,521	14,310	674
Research and development expenses paid
through issuance of common shares (Note 7)	383,856	-	-
Stock based compensation	677,900	200,900	228,550
Equity loss in 3884171 Canada Inc.	-	-	20,000
Wages paid through the issuance of common shares	4,500	4,500	-
Rent paid through issuance of common shares	20,472	10,363	6,386
Consulting and legal fees paid though the
issuance of common shares	307,910	258,695	250,339
Non-cash office and general expenses	490	490	-
Change in non-cash working capital
Receivables	(6,007)	(4,936)	352
Prepaid expense and deposits	(17,527)	(13,440)	-
Payables and accruals	116,316	100,632	2,583
	(990,117)	(236,211)	(240,835)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	69,870	-	63,410
Advances from (to) shareholder	(14,267)	-	(13,601)
Shares issued or subscribed for cash	1,215,428	262,289	251,333
	1,271,031	262,289	301,142
INVESTING ACTIVITIES
Acquisition of fixed assets	(25,272)	(14,063)	(4,114)
Investment in and advances to 3884171 Canada Inc.	(149,721)	(6,704)	(104,556)
	(174,993)	(20,767)	(108,670)
Increase (decrease) in cash	105,921	5,311	(48,363)
Cash, beginning of period	-	100,610	95,040
Cash, end of period	$105,921	$105,921	$46,677
Supplemental cash flow information:
Shares issued for research and development	$383,856	$-	$-
Stock based compensation	$677,900	$200,900	$228,550
Shares issued for rent	$20,472	$10,363	$6,386
Shares issued for consulting and legal services	$307,909	$258,695	$250,339
Shares issued for wages	$4,500	$4,500	$-

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2002

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

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to September 30, 2002 including the results of operations of Agronix since March 26, 2001.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The company has elected to account for stock-based employee and director compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

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

FIXED ASSETS

Fixed assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight-line method at the following rates:
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

LONG-LIVED ASSETS

The company monitors the recoverability of long-lived assets, including fixed assets and its investments in and advances to 3884171 Canada Inc., based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment use of the related assets. The company's policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.

LOSS PER SHARE

The company follows SFAS No. 128 to calculate earnings loss per share. Basic loss per share is computed using the weighed effect of all common shares issued and outstanding. Fully diluted earnings per share has not been presented as the effect on basic earnings per share is anti-dilutive.

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

The adoption of SFAS 141, 142, 143 & 144 has not had a material effect on the financing position of the Company, or the results of its operations.

3. FIXED ASSETS

			Net	Net
		Accumulated	June 30	December 31
	Cost	Amortization	2002	2001
Office equipment	$5,521	$971	$4,550	$1,039
Computer equipment	6,644	1,934	4,710	1,776
Computer software	973	482	491	67
Option to purchase land	12,135	12,135	-	7,116
	$25,273	$15,522	$9,751	$9,998

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

Under the terms of the agreement:

(a) Bio-Max contributed $80 Cdn and the Robo III technology as its capital contribution for an 80% interest in Newco. The Company contributed $20 Cdn and its technical process improvements, its intellectual property rights and proprietary bio-conversion formulae as its capital contribution for a 20% interest in Newco with a option to purchase a further 30% of Newco for $1,500,000 CAD. Should the Company exercise this option, it would be a 50/50 partner with Bio-Max in Newco.

(b) The Company and Bio-Max have given each other a right of first refusal to match any offer to purchase any shares of Newco owned by each of them.

(c) Agronix has the non-exclusive world licensing rights for Robo III from Newco with the exception of the Francophone countries.

(d) Agronix has advanced $229,000 CAD to Newco which has completed Robo III engineering and the Bio-Conversion Reactor System (BCR) to be licensed or sold for commercial plant operations throughout the world.

5. DUE TO RELATED PARTIES

	September 30	December 31
	2002	2001
Revolving credit facility with a shareholder, unsecured, non-interest
bearing, principal due on December 31, 2002	$7,000	$7,000
Demand loan from a company controlled by a shareholder
- unsecured, principal in the amount of $100,000 Cdn; 12%
annum simple interest; interest payable monthly; repayable
on demand or on December 31, 2002	63,360	62,870
	$70,360	$69,870

Included in accounts payable is $10,794 (2001 - $5,130) of interest accrued in connection with the demand loan. Subsequent to September 30, 2002 the company has paid the interest.

Subsequent to September 30, 2002, the company paid $13,000 towards demand loan principal and fully repaid the revolving credit facility of $7,000

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

STOCK OPTIONS

The following table summarizes information about outstanding and exercisable share options at September 30, 2002:
Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Excercise	Contractual	Excercise		Excercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$0.25	3.33	$0.25	840,000	$0.25
400,000	01/28/00	0.25	3.33	0.25	400,000	0.25
300,000	02/17/00	0.25	3.39	0.25	300,000	0.25
500,000	08/04/00	0.25	3.52	0.25	500,000	0.25
150,000	10/30/00	0.34	4.08	0.34	150,000	0.34
400,000	01/17/01	0.50	3.30	0.50	400,000	0.50
80,000	07/03/01	0.50	4.76	0.50	80,000	0.50
1,000,000	07/09/01	0.25	3.78	0.25	1,000,000	0.25
200,000	02/22/02	0.50	0.40	0.50	200,000	0.50
3,000,000	08/15/02	1.00	5.92	1.00	1,000,000	1.00
6,870,000				$0.60	4,870,000	$0.44

Summary of share option activity and information concerning options at September 30, 2002:

	Nine Months Ended	Year Ended
	September 30, 2002	December 31, 2001
Balance, beginning of period	3,670,000	2,340,000
Granted	3,200,000	1,530,000
Cancelled	-	(200,000)
Balance, end of period	6,870,000	3,670,000

During the first quarter of 2002, the Company granted options to purchase 200,000 shares of the Company's common stock to certain consultants at a price of $0.50 per share for a period of one year. Compensation expense of $200,900 related to these options has been recorded. The fair value of these consultant stock options was estimated at the grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date, zero volatility, and an expected life of one year. The volatility was determined to be zero as at the grant date as there was not yet an established market for trading in shares of the Company's common stock.

During the third quarter of 2002, the Company granted options to purchase 3,000,000 shares of the Company's common stock to the Company's CEO at a price of $1.00 per share for a period of six years. One third of these options vest immediately, one third will vest upon the completion of five years of service and one third when the Company's share capital reaches $100 million. The Company accounts for stock options granted to directors and employees in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Options Issued to Employees. No intrinsic value compensation expense will be recorded upon vesting of these options in accordance with the provisions of APB No. 25 as the exercise price of the options awarded exceeded the market price of the Company's common shares as at the date of the award. Had compensation cost for the granting of these options been determined in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, based on the fair value method using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date, 222% volatility, and an expected life of six years, the Company would record $250,000 of additional compensation expense relating to the vesting of one third of these options and the pro forma net loss and pro forma net loss per share would be as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001
Net loss:
Actual net loss	$(807,725)	$(749,719)
Proforma net loss	$(1,057,725)	$(814,969)
Loss per share:
Actual net loss per share	$(0.04)	$(0.05)
Proforma net loss per share	$(0.05)	$(0.05)

Weighted average shares outstanding	19,778,109	16,201,608

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

On March 1, 2002, the Company approved a stock option plan whereby 3 million shares will be available to compensate some of the company's key contributing consultants and allow the company to retain and hire qualified personnel.

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the Company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at September 30, 2002 and are not included in common shares issued and outstanding.

On September 1, 2002, the Company and its President agreed to transfer these shares to a consultant under the same terms and conditions. (Refer to Note 8.)

7. RESEARCH AND DEVELOPMENT

During 2000, AWR acquired certain soil and organic matter expertise and intellectual property from an unrelated organic residue consultant based in Ottawa, Canada for $150,000. The consideration for this acquisition was 300,000 post-split AWR common shares issued at an estimate of their fair value of U.S.$0.50 per share. This research and development acquired has yet to be proven commercially and its cost of acquisition was expensed.

During 2001, 220,000 post-split Agronix shares were issued at an estimate of their fair value of $0.50 Cdn per share to three separate parties with soil science and engineering expertise. The shares were consideration for engineering activity which was required to advance the design of the BCIR system to the point that it meets specific functional, manufacturing and economic requirements.

A further 500,000 post-split shares were issued during 2001 at an estimate of their fair value of $0.50 Cdn per share to three separate parties with soil science and engineering expertise. The shares were consideration for routine, on-going efforts to refine, enrich, and otherwise improve upon the qualities of the existing BCR system, and the engineering follow-through to commercial production.

The company has incurred research and development expenses as follows:

	Cumulative	For the	For the
	From Inception	Nine Month	Nine Month
	(January 20, 2000)	Period Ended	Period Ended
	to September 30	September 30	September 30
	2002	2002	2001
Acqusition of organic matter expertise and intellectual
property	$150,000	$-	$-
Technical development of BCR System	219,730	52,503	-
Technical development of BCIR System	71,456	-	-
	$441,186	$52,503	$-

8. COMMITMENTS

Collaborative Research and Development Agreement

The Company has consolidated its research and development activities at Carleton University in Ottawa, Canada where, pursuant to an agreement dated July 17, 2001, it has committed to fund research being carried out by Carleton University for a period of five years ending April 30, 2005. The company will own any new technologies and/or intellectual property arising out of these research and development activities. The company has committed to contributing approximately $90,000 per year in cash for five years and $1,725,000 in kind to further research and development in this area. To date the Company has incurred $75,980 Cdn for research and development and $7,594 Cdn of accrued interest.

Licensing Agreement

The Company has entered into a licensing agreement with a private U.K. registered Company whereby the Company has committed to provide exclusive rights to introduce the Company's technology throughout Europe. Due to non-performance, the licensing agreement has been dissolved effective September 25, 2002.

Consulting Agreements

On September 1, 2002, the Company entered into a consulting agreement whereby the Company agreed to pay a minimum of $10,000 Cdn. per month for a period of 36 months. In addition, the Company and its former President have agreed to transfer the 1,000,000 performance shares held in escrow at September 30, 2002 to the consultants.

The Company has entered into certain consulting agreements whereby the Company has committed to issue a total of 10,500 shares per month to consultants for each month of service provided subject to monthly renewals. In addition the Company has committed to issue an additional 10,000 shares per month in exchange for consulting services to December 31, 2002.

The Company has entered into a renewable one-year premises lease whereby the Company has committed to issue 2,300 shares per month in exchange for rental payments.

Executive Employment Agreement

The Company has entered into an executive employment agreement effective August 14, 2002 whereby the Company has agreed to pay $20,000 per month to its C.E.O for a period of sixty months. The Company may issue up to 20,000 shares in lieu of salary any months where the funds are not available. The Company may pay up to four months salary on termination, and may pay medical and dental benefits for a period not to exceed the term of the agreement.

Option to purchase land

The Company acquired an option to purchase a 73 acre parcel of land in the Fraser Valley region of British Columbia, Canada, on which it intended to construct its initial pilot plant in Western Canada. The option has expired and the previously capitalized option payments have been expensed.

9. INCOME TAXES

At September 30, 2002, the company has net operating losses carried forward of approximately $1,700,000 that may be offset against future taxable income to 2020. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2022 taxation years. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

10. RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2002, the company paid $67,606 in salary and consulting fees to its president and C.E.O. including cash payments of $63,106 and 10,000 common shares valued at $4,500. The Company also paid $290,167 to certain officers and other shareholders as consulting fees comprised of cash payments of $50,579 and 374,500 common shares valued at $239,588.

11. SUBSEQUENT EVENTS

During October 2002, the company sold 450,000 shares at a price of (US$0.34) per share for proceeds of $153,000.

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

Introduction

During the second quarter 2001, the Company held a special shareholders' meeting, which approved a name, change from RCA Trading Co. d.b.a. American Waste Recovery, Inc. to Agronix, Inc. This name change complements the market/industry in which the Company does business. At that time, the number of authorized shares of common stock of the Company was voted to be increased from 10,000,000 to 25,000,000, and 10,000,000 shares of preferred stock were also authorized. In January 2002, in conjunction with a 2:1 forward split of its issued and outstanding common stock, the Company increased its authorized common stock from 25,000,000 to 50,000,000 shares.

Plan of Operations

Agronix, Inc. is in the business of acquiring and developing technologies that convert organic wastes (animal manure, sewage sludge, bio-solids, produce processing waste, etc.) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value added agri-products. The Company is also engaged in the business of developing a technology that is used to recover chemical commodities from organic waste for a wide variety of industries such as agriculture, food, oil & gas, paper, clothing and pharmaceuticals. The Company's Bio-Conversion Reactor System (BCR System) is now fully engineered and ready to enter the market. The Company has located 3 permitted locations in North America and Europe to launch its first plant; Montreal Quebec, Ireland and Massachusetts.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of September 30, 2002, the Company had cash on hand of $ 105,921, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances and begin production where market opportunities exist.

The Company experienced a net loss of $172,454 for the third quarter and a net loss of $807,725 for the nine months ended September 30, 2002, compared with losses of $428,899 and $749,719 for the same periods of the previous fiscal year.   The loss for the 3 month period ending September 30, 2002 is approximately $250,000 less then the loss for the same period of 2001. The difference is primarily due to stock-based compensation and consulting fees that weren't realized in 2002. For the 9 months ended September 30, 2002 the loss exceeded the same period in 2001 by approximately $50,000 and is related to R&D costs.

Pursuant to an agreement entered into by the Company and BIOMAX Inc., a Canadian Company located in Quebec City (a developer of automated organic waste processing plants), the Company and Biomax have created a subsidiary 3884171 Canada Inc. ("Newco") to further develop and commercialize Biomax's "Robo III" technology by combining the Robo III technology with the Agronix proprietary technology. In exchange for its technology contribution, Biomax has an 80% interest in Newco, and for its cash contribution to date of $229,000 CAD, intellectual property and proprietary soil science expertise Agronix has received exclusive licensing rights and a 20% equity interest. Agronix has the right to purchase a further 30% equity interest over the next 3 years for $1,500,000 CAD.

Agronix is actively involved in negotiations to joint venture Bio-Conversion Reactor System (BCR) plants in the following jurisdictions:

USA - Florida, New Jersey, New Hampshire, Washington State, Massachusetts

Europe - Geneva, Switzerland (Greater Regional District), Germany

Canada - Bromont, Quebec and Lethbridge, Alberta;

Additionally, the Company is presently negotiating with a large feed and plant nutrient supplier with operations in the US and Canada to secure take-out contracts for Agronix's BCR plant organic fertilizers and growth substrates.

Furthermore, an organic product producer and retail distributor in Quebec, Canada is negotiating with Agronix for East Coast US distribution of the BCR organic fertilizers and growth substrates.

The Company has entered into discussions with the Farm Credit Corporation (FCC) of Canada to provide 75% financing for plants to be constructed in Canada, but there is no assurance that this funding will be available. 100% financing is available through the FCC provided the company partners with members of the Agriculture community.

The Company has its research and development activities at Carleton University in Ottawa where its has committed to fund research being carried out by Carleton University for a period of 5 years. The Company will own any new technologies and/or intellectual property arising out of these research and development activities.

During the third quarter the company moved forward significantly by signing agreements with British Columbia Bio-Ventures and Peter Drummond. BC Bio-Ventures will provide the company with all logistical aspects for product marketing and plant development as it relates the BCR & BCIR Systems. Peter Drummond has been appointed the new CEO and Chairman of the company. His extensive background in the waste and composting industry combined with his international contacts will provide the company with valuable access to a wide range of government programs. His primary duties will include that of corporate finance, strategic planning and technology licensing.

Subsequent to the end of the third quarter the company entered into an agreement with OBIC (Ottawa Biotechnology Incubation Center). Agronix was selected as one of five companies to utilize these world-class facilities. All companies invited to this facility where selected on the basis of making significant advances in their related field of expertise. The OBIC lab allows Agronix to develop new products, do growing trials and maintain quality control of products produced in Agronix plants. This is a 3-year agreement.

The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2002, the Company sold a total of 398,500 shares that were not registered under the Securities Act of 1933. A total of 300,000 of such shares were sold for cash. The total offering price for such shares was $150,000 and the Company paid no underwriting discounts or commissions. The shares sold for cash were sold in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occur outside the United States. The shares were sold on various dates between July 1, 2002 and August 20, 2002, to persons who subscribed for purchase of such shares pursuant to the terms of an offering memorandum dated April 30, 2002.

A total of 98,400 of the unregistered shares sold during the quarter were issued to consultants and others as compensation for services. A total of 18,300 of such shares were issued at an assigned value of $0.25 per share, 42,800 of such shares were issued at an assigned value of $0.15 per share, 22,800 were issued at an assigned value of $0.29 per share, and the remaining 14,500 shares were issued at an assigned value of $0.45 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES- OXLEY ACT OF 2002, are filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRONIX, INC.

By:/S/ PETER DRUMMOND

Peter Drummond, Chairman and Chief Executive Officer

By: /S/ BRIAN HAUFF

Brian Hauff, President, Chief Financial Officer and a Director

By:/S/ HENRI DINEL

Henri Dinel, Vice President and a Director

By:/S/ PETER J. BARNETT

Peter J. Barnett, Director

Date: November 14, 2002

Exhibit 99.1

AGRONIX, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter S. Drummond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Agronix, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /S/ PETER S. DRUMMOND Peter S. Drummond, Chairman and Chief Executive Officer

Exhibit 99.2

AGRONIX, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Hauff, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Agronix., Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:/S/ BRIAN HAUFF Brian Hauff, Chief Financial Officer and Director