Form 10QSB/A
period 2002-09-30
AGRONIX INC
filed 2003-02-05
CIK 1113546

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 5, 2003, there were 20,324,581 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

SEPTEMBER 30, 2002

(Restated)

CONTENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Interim Consolidated Statements of Operations
Interim Consolidated Statements of Cash Flows
Notes to Interim Consolidated Financial Statements

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

ASSETS

	September 30	December 31
	2002	2001
	(Unaudited)
	(Restated)
CURRENT
Cash	$105,921	$100,610
Receivables	6,007	1,071
Prepaid expenses and deposits	17,527	4,087
	129,455	105,768
FIXED ASSETS (Note 3)	9,751	9,998
INVESTMENT IN AND ADVANCES TO
3884171 CANADA INC. (Note 4)	1	143,017
	$139,207	$258,783

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$129,419	$28,786
Due to related parties (Note 5)	70,360	69,870
	199,779	98,656

STOCKHOLDERS' EQUITY
CAPITAL STOCK (Note 6)
Authorized:

50,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
20,324,581 (2001: 19,328,074 after giving effect to 2:1
stock split) common shares	10,604	9,664
Additional paid in capital	2,572,093	1,836,286
	2,582,697	1,845,950
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(2,643,269)	(1,685,823)
	(60,572)	160,127
	$139,207	$258,783

Continuance of operations (Note 1)

Commitments (Note 8)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative
	From Inception	For the Nine	For the Nine	For the Three	For the Three
	(Jan 20, 2000)	Months Ended	Months Ended	Months Ended	Months Ended
	to September 30	September 30	September 30	September 30	September 30
	2002	2002	2001	2002	2001
	(Restated)	(Restated)		(Restated)
INTEREST INCOME	$2,764	$338	$1,075	$136	$174
EXPENSES
Stock based compensation	677,900	200,900	228,550	-	111,300
Consulting fees	854,931	343,117	379,701	52,442	281,739
Depreciation	15,521	14,310	674	13,196	297
Office and general	87,069	32,820	26,831	8,346	7,808
Professional fees	161,164	49,920	39,086	8,845	9,242
Rent	32,255	11,824	10,973	3,537	3,836
Research and development	441,186	52,503	-	1,263	-
Salaries and benefits	29,400	29,400	-	29,400	-
Shareholder communications	21,845	14,486	2,968	11,484	1,841
Travel and promotion	175,041	58,783	42,011	44,077	13,010
	2,496,312	808,063	730,794	172,590	429,073
NET LOSS before the following	(2,493,548)	(807,725)	(729,719)	(172,454)	(428,899)
Equity loss in 3884171 Canada Inc.	-	-	(20,000)	-	-
Loss on impairment of investment in and advances to 3884171 Canada Inc. (Note 4)	(149,721)	(149,721)	-	(149,721)	-
NET LOSS FOR THE PERIOD	$(2,643,269)	$(957,446)	$(749,719)	$(322,175)	$(428,899)

Weighted average common
shares outstanding		19,778,109	16,201,608	20,184,915	17,909,086

Basic loss per share		$(0.05)	$(0.05)	$(0.02)	$(0.02)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative
	From Inception	For the Nine	For the Nine
	(January 20, 2000)	Months Ended	Months Ended
	to September 30	September 30	September 30
	2002	2002	2001
	(Restated)	(Restated)
Cash derived from (applied to):
OPERATING ACTIVITIES
Net Loss	$(2,643,269)	$(957,446)	$(749,719)
Depreciation	15,521	14,310	674
Research and development expenses paid
through issuance of common shares (Note 7)	383,856	-	-
Stock-based compensation	677,900	200,900	228,550
Equity loss in 3884171 Canada Inc.	20,000	-	20,000
Impairment of Investments in 3884171 Canada Inc.	149,721	149,721	-
Wages paid through the issuance of common shares	4,500	4,500	-
Rent paid through issuance of common shares	20,472	10,363	6,386
Consulting and legal fees paid though the
issuance of common shares	307,910	258,695	250,339
Non-cash office and general expenses	490	490	-
Change in non-cash working capital
Receivables	(6,007)	(4,936)	352
Prepaid expense and deposits	(17,527)	(13,440)	-
Payables and accruals	116,317	100,633	2,583
	(990,116)	(236,210)	(240,835)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	69,870	-	63,410
Advances from (to) shareholder	(14,267)	-	(13,601)
Shares issued or subscribed for cash	1,215,428	262,289	251,333
	1,271,031	262,289	301,142
INVESTING ACTIVITIES
Acquisition of fixed assets	(25,272)	(14,063)	(4,114)
Investment in and advances to 3884171 Canada Inc.	(149,722)	(6,705)	(104,556)
	(174,994)	(20,768)	(108,670)
Increase (decrease) in cash	105,921	5,311	(48,363)
Cash, beginning of period	-	100,610	95,040
Cash, end of period	$105,921	$105,921	$46,677
Supplemental cash flow information:
Shares issued for research and development	$383,856	$-	$-
Stock based compensation	$677,900	$200,900	$228,550
Shares issued for rent	$20,472	$10,363	$6,386
Shares issued for consulting and legal services	$307,909	$258,695	$250,339
Shares issued for wages	$4,500	$4,500	$-

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2002

(Restated)

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

RESTATEMENT

These financial statements have been restated to give effect to the impairment of the Company's investment in and advances to 3884171 Canada Inc. as described in Note 4. As a result of this restatement, the Company's net loss and net loss per share for the nine month period ended September 30, 2002 have increased from $807,725 and $0.04 to $957,446 and $0.05.

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

LONG-LIVED ASSETS

The company monitors the recoverability of long-lived assets,including fixed assets and its investments in and advances to 3884171 Canada Inc., based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The company's policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.

LOSS PER SHARE

The company follows SFAS No. 128 to calculate earnings (loss) per share. Basic loss per share is computed using the weighed effect of all common shares issued and outstanding. Fully diluted earnings per share has not been presented as the effect on basic earnings per share is anti-dilutive.

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

The adoption of SFAS 141, 142, 143 & 144 has not had a material effect on the financing position of the Company or on the results of its operations.

3. FIXED ASSETS

			Net	Net
		Accumulated	September 30	December 31
	Cost	Amortization	2002	2001
Office equipment	$ 5,521	$971	$4,550	$1,039
Computer equipment	6,644	1,934	4,710	1,776
Computer software	973	482	491	67
Option to purchase land	12,135	12,135	-	7,116
	$25,273	$15,522	$9,751	$9,998

4. INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC.

Pursuant to an agreement dated March 26, 2001 entered into by the Company and Bio-Max Inc. ("Bio-Max") (a Quebec City, Canada based developer of organic waste processing plants), a subsidiary (3884171 Canada Inc. ("Newco") was created in which the Company owns 20% of the issued and outstanding common shares and Bio-Max owns 80% of the issued and outstanding common shares. Newco has been established to further the development and commercialization of Bio-Max's "Robo III" technology into Agronix/Bio-Max technology [Agronix Bio-Conversion Reactor System (BCR)] using Agronix intellectual property rights and proprietary bio-conversion formulae.

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

The company's investment in and advances to Newco have been accounted for as follows:

	September 30	December 31
	2002	2001
Investment in shares	$ 13	$ 13
Advances, non-interest bearing, no stated terms of repayment	149,709	143,004
Impairment of investments and advances written-off	(149,721)	-
	$ 1	$143,017

To date, 3884171 Canada Inc. has used the funds advanced from the Company to further develop its technology and has not yet commenced commercial operations. Management has determined that the recoverability of these advances cannot be reasonably assured and as a result has recorded an impairment provision in the period of $149,721.

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

Included in accounts payable is $10,794 (2001 - $5,130) of interest accrued in connection with the demand loan. Subsequent to September 30, 2002 the company paid the interest.

Subsequent to September 30, 2002 the company paid $13,000 towards demand loan principal and has fully repaid the revolving credit facility of $7,000

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
	Nine Months Ended	Nine Month Ended
	September 30, 2002	September 30, 2001

Net Loss:
Actual Net Loss	$(957,446)	$(749,719)
Proforma net loss	$(1,207,446)	$(814,969)
Loss per share:
Actual net loss per share	$ (0.05)	$ (0.05)
Proforma net loss per share Weighted average shares outstanding	$ (0.06)	$ (0.05)

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

On March 1, 2002 the Company approved a stock option plan whereby 3 million shares will be available to compensate some of the company's key contributing consultants and allow the company to retain and hire qualified personnel. The 3 million options granted to the CEO as described above were not granted in connection with this plan.

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the Company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at September 30, 2002 and are not included in common shares issued and outstanding.

On September 1, 2002, the Company and its President agreed to transfer these shares to a consultant under the same terms and conditions. Refer to Note 8.

7. RESEARCH AND DEVELOPMENT

During 2000, AWR acquired certain soil and organic matter expertise and intellectual property from an unrelated organic residue consultant based in Ottawa, Canada for $150,000. The consideration for this acquisition was 300,000 post-split AWR common shares issued at an estimate of their fair value of US$0.50 per share. This research and development acquired has yet to be proven commercially and its cost of acquisition was expensed.

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

The company has incurred research and development expenses as follows:

	Cumulative	For the	For the
	From Inception	Nine Month	Nine Month
	(January 20, 2000)	Period Ended	Period Ended
	to September 30	September 30	September 30
	2002	2002	2001
Acquisition of organic matter expertise and intellectual
property	$150,000	$ -	$ -
Technical development of BCR System	219,730	52,503	-
Technical development of BCIR System	71,456	-	-
	$441,186	$52,503	$ -

8. COMMITMENTS

Collaborative Research and Development Agreement

The Company has consolidated its research and development activities at Carleton University in Ottawa, Canada where pursuant to an agreement effective April 30, 2000 it has committed to fund research being carried out by Carleton University for a period of five years ending April 30, 2005. The company will own any new technologies and/or intellectual property arising out of these research and development activities. The company has committed to contribute approximately $90,000 per year in cash for five years and $1,725,000 in kind to further research and development in this area. To date the Company has incurred $75,980 Cdn for research and development and $7,594 Cdn of accrued interest.

Licensing Agreement

The Company had entered into a licensing agreement with a private U.K. registered Company whereby the Company had committed to provide exclusive rights to introduce the Company's technology throughout Europe. Due to non-performance, the licensing agreement has been dissolved effective September 25, 2002.

Consulting Agreements

On September 1, 2002, the Company entered into a consulting agreement whereby the Company agreed to pay a minimum of $10,000 Cdn. per month for a period of 36 months. In adddition, the Company and its President have agreed to transfer the 1,000,000 performance shares of the held in escrow at September 30, 2002 to the consultants.

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

Option to purchase land

The Company acquired an option to purchase a 73 acre parcel of land in the Fraser Valley region of British Columbia, Canada, on which it intended to construct its initial pilot plant in Western Canada. The option expired and the previously capitalized option payments have been expensed.

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

11. SUBSEQUENT EVENTS

During October 2002 the company sold 450,000 shares at a price of US$0.34 per share for proceeds of $153,000.

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

Pursuant to an agreement entered into by the Company and BIOMAX Inc., a Canadian Company located in Quebec City (a developer of automated organic waste processing plants), the Company and Biomax have created a subsidiary, 3884171 Canada Inc. ("Newco"), to further develop and commercialize Biomax's "Robo III" technology by combining the Robo III technology with the Agronix proprietary technology. In exchange for its technology contribution, Biomax has an 80% interest in Newco, and for its cash contribution to date of $229,000 CAD, intellectual property and proprietary soil science expertise Agronix has received exclusive licensing rights and a 20% equity interest. Agronix has the right to purchase a further 30% equity interest over the next 3 years for $1,500,000 CAD. The asset in Newco has been expensed as per US GAAP rules; however, this accounting change has no material affect on the acquisition of technology acquired by Agronix, Inc. and the related contracts.

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

Date: February 5, 2003

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

Date: February 5, 2003	By: /S/ PETER S. DRUMMOND Peter S. Drummond, Chairman and Chief Executive Officer

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

Date: February 5, 2003	By:/S/ BRIAN HAUFF Brian Hauff, Chief Financial Officer and Director