Form 10KSB
period 2002-12-31
AGRONIX INC
filed 2003-04-15
CIK 1113546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

AGRONIX, INC.

(Name of small business in its charter)

Florida	0-15893	65-0664961
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1666 West 75th Avenue Vancouver, B.C., Canada	V6P 6G2
Address of Principal Executive Office	Zip Code

Issuer's telephone number: (604) 714-1606

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0 .001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $4,347,743, based upon a bid price of $.3300 as of March 25, 2003.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 25, 2003, the Company had 20,967,981 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this 10KSB contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and operation plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements.

Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "will", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under the heading " RISK FACTORS."

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

No Public Market

There is currently a limited public market for the Company's stock, and there is no assurance that a more active or liquid market will develop in the future. There is a possibility that even if a more active or liquid market does develop for a period of time, it may not be maintained. It may also be adversely by future issuances of shares. Therefore, persons who acquire stock in the Company may have a difficult time liquidating their investment.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently has no investments in real estate, real estate mortgages, or real estate securities. The Company's principal executive office is 1666 West 75th Avenue, Vancouver, B.C., Canada V6P 6G2. The corporate office is located at 4750 Table Mesa Drive, Boulder, Colorado, 80305. The Company's telephone numbers are (604) 714-1606 and 1-877-377-2974. Agronix Europe, Ltd. maintains an office at 4 rue de Simplon, Geneva 1211, Switzerland. The telephone number there is (0)22-718-9420. A shareholder pays the rent for the Company's principal executive office in exchange for the issuance of 1,960 shares per month.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded under the symbol "AGNI." These securities are quoted in the over-the-counter market. AGNI was listed for trading in May 2002, and began trading in June 2003. The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year 2002	High	Low
First Quarter	not trading	not trading
Second Quarter	$0.70	$0.15
Third Quarter	$0.44	$0.15
Fourth Quarter	$0.45	$0.23

The closing bid price of the Company's common stock as reported on the Over-the- Counter Bulletin Board on March 13, 2003 was $0.4500 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions. These securities are currently held of record by a total of approximately 184 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. Income will be retained for the development and expansion of the Company's business. Dividend policy for the future is subject to the discretion of the Board of Directors, and will depend upon a number of factors, including earnings, debt service, capital requirements, business conditions and other factors that the Board of Directors may deem relevant.

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

Plan of Operations

Agronix, Inc. is in the business of acquiring and developing technologies that convert organic wastes (animal manure, sewage sludge, bio-solids, produce processing waste, etc.) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value added agri-products. The Company is also engaged in the business of developing a technology that is used to recover chemical commodities from organic waste for a wide variety of industries such as agriculture, food, oil & gas, paper, clothing and pharmaceuticals. The Company's Bio-Conversion Reactor System (BCR System) is now fully engineered and ready to enter the market. The Company has located 3 permitted locations in North America and Europe which it is currently considering as possible locations to launch its first plant. These locations are in Quebec, United Kingdom, and Massachusetts.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of December 31, 2002, the Company had cash on hand of $23,093, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances and begin production where market opportunities exist.

The Company experienced a net loss of $ 1,374,450 for the year ended December 31, 2002, compared with a loss of $ 945,584 for the previous fiscal year.   For the year ended December 31, 2002, the loss exceeded the same period in 2001 by approximately $428,866, and is related to R&D costs and the establishment of the Los Angeles office.

Pursuant to an agreement entered into by the Company and BIOMAX Inc., a Canadian Company located in Quebec City (a developer of automated organic waste processing plants), the Company and Biomax have created a subsidiary 3884171 Canada Inc. ("Newco") to further develop and commercialize Biomax's "Robo III" technology by combining the Robo III technology with the Agronix proprietary technology. In exchange for its technology contribution, Biomax has an 80% interest in Newco, and for its cash contribution of $229,000 CAD, intellectual property and proprietary soil science expertise Agronix has received exclusive licensing rights and a 20% equity interest. Agronix has the right to purchase a further 30% equity interest over the next 3 years for $1,500,000 CAD. The asset in Newco has been expensed as per US GAAP rules; however, this accounting change has no material affect on the acquisition of the technology acquired by Agronix, Inc. and the related contracts.

Collaborative Research and Development Agreement

The Company has consolidated its research and development activities at Carleton University in Ottawa, Canada where pursuant to an agreement (the "Agreement") effective May 1, 2001 and as amended July 17, 2001, the Company has committed to fund a maximum of approximately $378,000, (plus applicable taxes), towards certain projects over the four year period ending April 30, 2005. Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days.

The company will own any new technologies and/or intellectual property arising out of these research and development activities. Carleton will have the right to (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company. To date the Company has incurred $169,131 for research and development and $7,018 in accrued interest on its outstanding liability to Carleton.

Agronix is actively involved in negotiations to joint venture Bio-Conversion Reactor System (BCR) plants in the following jurisdictions:

USA - Massachusetts, New York

Europe - Geneva, Switzerland (Greater Regional District), Germany and Ireland

Canada - Alberta, British Columbia and Quebec;

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

During the third quarter the company moved significantly forward by signing agreements with British Columbia Bio-Ventures and Peter Drummond. BC Bio-Ventures will provide the company with all logistical aspects for product marketing and plant development as it relates the BCR & BCIR Systems. Peter Drummond has been appointed the new CEO and Chairman of the company. His extensive background in the waste and composting industry combined with his international contacts will provide the company with valuable access to a wide range of government programs. His primary duties will include that of corporate finance, strategic planning and technology licensing.

The past year has presented its challenges for raising funds; however, the Company has been successful in negotiating Letters Of Intent with potential partners. In the event the Company is able to complete contracts with any of its potential partners, those contracts are expected to provide immediate revenues and profits to the Company. Furthermore it will showcase the Company's technology while introducing new growing products for the agriculture and other related industries.

The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

ITEM 7. FINANCIAL STATEMENTS.

See the following pages.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

AGRONIX, INC.

(A Development Stage Company)

DECEMBER 31, 2002

CONTENTS

AUDITORS' REPORT
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements

LABONTE & CO.

Chartered Accountants

610 -938 Howe Street

Vancouver, B.C. Canada

V6Z 1N9

Telephone: (604) 682-2778

Facsimile (604) 689-2778

Email info@labonteco.com

AUDITORS' REPORT

To the Stockholders and Board of Directors of Agronix, Inc.

We have audited the consolidated balance sheet of Agronix, Inc. (a development stage company), as at December 31, 2002 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The comparative financial statements for the fiscal year ended December 31, 2001 were reported on by other auditors, who rendered a qualified opinion regarding the Company's ability to continue as a going concern, in their report dated March 5, 2002.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and its cash flows and the changes in stockholders' equity for the year ended December 31, 2002, in accordance with generally accepted accounting principles in the United States.

"LaBonte & Co."

CHARTERED ACCOUNTANTS

Vancouver, B.C.

March 25, 2003

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 25, 2003 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

"LaBonte & Co."

Vancouver, B.C.

March 25, 2003 CHARTERED ACCOUNTANTS

AGRONIX, INC.

( A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31	December 31
	2002	2001
CURRENT
Cash	$23,093	$100,610
Receivables	22,597	1,071
Prepaid expenses and deposits	15,085	4,087
	60,775	105,768
FIXED ASSETS (Note 3)	10,326	9,998
INVESTMENT IN AND ADVANCES TO
3884171 CANADA INC. (Note 4)	1	143,017
	$71,102	$258,783

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$259,078	$28,786
Due to related parties (Note 5)	63,440	69,870
	322,518	98,656

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CAPITAL STOCK (Note 6)
Authorized:

50,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
20,967,981 (2001: 19,328,074 after giving effect to 2:1
stock split) common shares	11,247	9,664
Additional paid in capital	2,797,610	1,836,286
	2,808,857	1,845,950
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(3,060,273)	(1,685,823)
	(251,416)	160,127
	$71,102	$258,783

Continuance of operations (Note 1)

Commitments (Note 8)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

( A Development Stage Company)CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative
	From Inception	For the	For the
	(Jan 20, 2000)	Year Ended	Year Ended
	to December 31	December 31	December 31
	2002	2002	2001

INTEREST INCOME	$2,973	$547	$1,248
EXPENSES
Consulting fees	1,472,662	593,848	415,894
Depreciation	16,390	15,179	899
General and administrative	94,382	40,133	35,831
Professional fees	174,575	63,331	67,662
Rent	42,213	21,782	17,941
Research and development	770,153	271,470	334,183
Salaries and benefits	73,566	73,566	-
Shareholder communications	33,930	26,571	4,846
Travel and promotion	235,654	119,396	69,576
	2,913,525	1,225,276	946,832
LOSS before the following	(2,910,552)	(1,224,729)	(945,584)
Loss on impairment of investment in and advances to
3884171 Canada Inc. (Note 4)	(149,721)	(149,721)	-
NET LOSS FOR THE YEAR	$(3,060,273)	$(1,374,450)	$(945,584)

Weighted average common
shares outstanding		20,043,678	15,879,450

Basic loss per share		$(0.07)	$(0.06)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

( A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Year Ended	Year Ended
	to December 31	December 31	December 31
	2002	2002	2001
Cash derived from (applied to):
OPERATING ACTIVITIES
NET LOSS FOR THE YEAR	$(3,060,273)	$(1,374,450)	$(945,584)
Depreciation	16,390	15,179	899
Non-cash research and development expenses (Note 7)	383,856	-	233,856
Stock-based compensation	677,900	200,900	295,750
Impairment of Investment in 3884171 Canada Inc.	149,721	149,721	-
Wages paid through the issuance of common shares	4,500	4,500	-
Rent paid through issuance of common shares	23,209	13,100	10,109
Consulting and legal fees paid though the
issuance of common shares	375,260	326,045	49,214
Change in non-cash working capital
Receivables	(22,597)	(21,526)	(668)
Prepaid expense and deposits	(15,085)	(10,998)	(4,087)
Payables and accruals	245,974	230,290	6,420
	(1,221,145)	(467,239)	(354,091)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	(6,430)	62,870
Advances from (to) shareholder	(14,267)	-	(14,267)
Shares issued or subscribed for cash	1,371,501	418,362	456,140
	1,420,674	411,932	504,743
INVESTING ACTIVITIES
Acquisition of fixed assets	(26,714)	(15,505)	(8,632)
Investment in and advances to 3884171 Canada Inc.	(149,722)	(6,705)	(136,450)
	(176,436)	(22,210)	(145,082)
Increase (decrease) in cash	23,093	(77,517)	5,570
Cash, beginning of year	-	100,610	95,040
Cash, end of year	$23,093	$23,093	$100,610
Supplemental cash flow information:
Shares issued for research and development	$383,856	$-	$233,856
Stock based compensation	$677,900	$200,900	$295,750
Shares issued for rent	$23,209	$13,100	$10,109
Shares issued for consulting and legal services	$375,259	$326,045	$49,214
Shares issued for wages	$4,500	$4,500	$-

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

( A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2002

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total
Shares issued for cash at
$0.001 per share	5,250,000	$5,250	$-	$-	$-	$5,250
Shares issued for cash at
$0.30 per share	40,000	40	7,960	-	-	8,000
Shares issued for cash at
$0.34 per share
($0.50 Cdn)	1,000,000	1,000	337,287	-	-	338,287
Shares issued for cash at
$0.67 per share
($1.00 Cdn)	182,250	182	122,780	-	-	122,962
Shares issued to acquire
research and
development (Note 7)	150,000	150	149,850	-	-	150,000
Shares subscribed at $1.00
cash per share	-	-	-	22,500	-	22,500
Stock based compensation	-	-	181,250	-	-	181,250
Net loss	-	-	-	-	(740,239)	(740,239)
Balance, December 31, 2000	6,622,250	6,622	799,127	22,500	(740,239)	88,010
Acquisition of AWR on
March 26, 2001 (Note 1)	6,622,250	6,622	(33,990)	-	-	(27,368)
Reverse merger adjustment	(4,939,000)	(4,939)	4,939	-	-	-
Shares issued at $0.57 per
share ($1.00 Cdn)	669,357	670	404,543	(22,500)	-	382,713
Shares issued for premises
lease at $0.64 per share
($1.00 Cdn)	15,680	15	10,094	-	-	10,109
Shares issued for cash at
$0.32 per share
($0.50 Cdn)	231,000	231	73,196	-	-	73,427
Shares issued for consulting
services at $0.64 per
share ($1.00 Cdn)	442,500	443	282,627	-	-	283,070
Stock based compensation	-	-	295,750	-	-	295,750
Net loss for the year	-	-	-	-	(945,584)	(945,584)
Balance, December 31, 2001	9,664,037	$9,664	$1,836,286	$-	$(1,685,823)	$160,127

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

( A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2002

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance, December 31, 2001	9,664,037	$9,664	$1,836,286	$-	$(1,685,823)	$160,127
Shares issued for premises
lease at $0.64 per share
($1.00 Cdn)	1,960	2	1,230	-	-	1,232
Shares issued for consulting
services at $0.64 per
share ($1.00 Cdn)	55,000	55	35,132	-	-	35,187
Pre-split subtotal	9,720,997	9,721	1,872,648	-	-	-
Two-for-one stock split	9,720,997	-	-	-	-	-
Shares issued for consulting
services at $0.64 per
share ($1.00 Cdn)	164,500	164	105,299	-	-	105,463
Shares issued for premises
lease at $0.32 per share
($0.50 Cdn)	19,720	20	6,241	-	-	6,261
Shares issued for premises
lease at $0.56 per share
($0.85 Cdn)	2,300	2	1,281	-	-	1,283
Shares issued for cash at
$0.35 per share
($0.55 Cdn)	450,000	450	155,523	-	-	156,073
Shares issued for cash at
$0.39 per share
($0.60 Cdn)	16,667	17	6,559	-	-	6,576
Shares issued for cash at
$0.45 per share
($0.70 Cdn)	30,000	30	13,683	-	-	13,713
Shares issued for cash at
$0.50 per share	384,000	384	191,616	-	-	192,000
Shares issued for cash at
$0.75 per share	67,000	67	49,933	-	-	50,000
Shares issued for consulting
services at $1.00 per
share	100,000	10	99,900	-	-	100,000
Shares issued for consulting
services at $0.45 per
share	30,500	30	13,695	-	-	13,725
Shares issued for consulting
services at $0.40 per
share	16,000	16	6,384	-	-	6,400
Shares issued for consulting
services at $0.37 per
share	1,000	1	369	-	-	370
Balance carried forward	20,723,681	$10,882	$2,523,131	$-	$(1,685,823)	$848,410

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

( A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2002

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance forward	20,723,681	$10,882	$2,523,131	$-	$(1,685,823)	$848,410
Shares issued for consulting
services at $0.36 per
share	4,500	4	1,616	-	-	1,620
Shares issued for consulting
services at $0.34 per
share	139,000	139	47,121	-	-	47,260
Shares issued for consulting
services at $0.29 per
share	20,500	10	5,924	-	-	5,945
Shares issued for consulting
services at $0.25 per
share	16,000	16	3,984	-	-	4,000
Shares issued for consulting
services at $0.15 per
share	40,500	41	6,034	-	-	6,075
Shares issued for premises
lease at $0.45 per share	2,300	3	1,032	-	-	1,035
Shares issued for premises
lease at $0.40 per share	2,300	2	918	-	-	920
Shares issued for premises
lease at $0.34 per share	2,300	2	780	-	-	782
Shares issued for premises
lease at $0.29 per share	2,300	3	664	-	-	667
Shares issued for premises
lease at $0.25 per share	2,300	2	573	-	-	575
Shares issued for premises
lease at $0.15 per share	2,300	2	343	-	-	345
Shares issued for wages at
$0.45 per share	10,000	10	4,490	-	-	4,500
Stock-based compensation	-	-	200,900	-	-	200,900
Net loss	-	-	-	-	(1,374,450)	(1,374,450)
Balance, December 31, 2002	20,967,981	$11,106	$2,591,777	$-	$(3,060,273)	$(251,416)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

( A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to December 31, 2002 including the results of operations of Agronix since March 26, 2001.

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations. The Company has not generated any significant revenues and has incurred losses since inception. At December 31, 2002 the Company had a working capital deficiency of $261,743 and a capital deficiency of $251,416. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to pursue market acceptance for its product and identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

These consolidated financial statements are presented in U.S. dollars unless otherwise stated and have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the company and its wholly-owned subsidiary, AWR.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensatin, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and to comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized immediately for past services and prorata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring afer December 15, 1998.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounting for its stock-based employee compensation using the fair value provisions of SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model using the assumptions as described in Note 6.

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001
Net loss:
Actual net loss	$(1,374,450)	$(945,584)
Proforma net loss	$(1,624,450)	$(1,010,834)
Loss per share:
Actual net loss per share	$(0.07)	$(0.06)
Proforma net loss per share	$(0.08)	$(0.06)

Weighted average shares outstanding	20,043,678	15,879,450

FIXED ASSETS

Fixed assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight-line method at the following rates:

Office equipment	20%	straight line
Computer equipment	30%	straight line
Computer software	50%	straight line

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

Basic loss per share for 2001 has been restated to reflect the two-for-one stock split which occurred on January 9, 2002.

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

COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141 & 142

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

SFAS 143 & 144

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

The adoption of SFAS 141, 142, 143 & 144 has not had a material effect on the financing position of the Company or on the results of its operations.

3. FIXED ASSETS

			Net	Net
		Accumulated	December 31	December 31
	Cost	Amortization	2002	2001
Office equipment	$6,964	$1,290	$5,674	$1,039
Computer equipment	6,644	2,345	4,299	1,776
Computer software	973	620	353	67
Option to purchase land	-	-	-	7,116
	$14,581	$4,255	$10,326	$9,998

4. INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC.

Pursuant to an agreement dated March 26, 2001 entered into by the Company and Bo-Max Inc. ("Bio-Max") (a Quebec City, Canada based developer of organic waste processing plants), a subsidiary (3884171 Canada Inc. ("Newco")) was created in which the Company owns 20% of the issued and outstanding common shares and Bio-Max owns 80% of the issued and outstanding common shares. Newco has been established to further the development and commercialization of Bio-Max's "Robo III" technology into Agronix/Bio-Max technology [Agronix Bio-Conversion Reactor System (BCR)] using Agronix intellectual property rights and proprietary bio-conversion formulae.

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

The company's investment in and advances to Newco have been accounted for as follows:

	December 31	December 31
	2002	2001
Investment in shares	$13	$13
Advances, non-interest bearing, no stated terms of repayment	149,709	143,004
Impairment of investments and advances written-off	(149,721)	-
	$1	$143,017

To date, 3884171 Canada Inc. has used the funds advanced from the Company to further develop its technology and has not yet commenced commercial operations. Management has determined that the recoverability of these advances cannot be reasonably assured and as a result has recorded an impairment provision in the period of $149,721.

5. DUE TO RELATED PARTIES

	December 31	December 31
	2002	2001
Revolving credit facility with a shareholder, unsecured, non-interest
bearing, principal due on December 31, 2002	$-	$7,000
Demand loan from a company controlled by a shareholder
- unsecured, principal in the amount of $100,000 Cdn; 12%
annum simple interest; interest payable monthly; repayable
on demand or on June 30, 2003	63,440	62,870
	$63,440	$69,870

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

STOCK OPTIONS

The following table summarizes information about outstanding and exercisable share options at December 31, 2002:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Exercise	Contractual	Exercise		Exercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$0.25	3.08	$0.25	840,000	$0.25
400,000	01/28/00	0.25	3.08	0.25	400,000	0.25
300,000	02/17/00	0.25	3.13	0.25	300,000	0.25
500,000	08/04/00	0.25	3.59	0.25	500,000	0.25
150,000	10/30/00	0.34	3.83	0.34	150,000	0.34
400,000	01/17/01	0.50	3.05	0.50	400,000	0.50
80,000	07/03/01	0.50	4.51	0.50	80,000	0.50
1,000,000	07/09/01	0.25	3.52	0.25	1,000,000	0.25
200,000	02/22/02	0.50	0.15	0.50	200,000	0.50
3,000,000	08/15/02	1.00	4.62	1.00	1,000,000	1.00
6,870,000				$0.60	4,870,000	$0.44

Summary of share option activity and information concerning options at December 31, 2002:

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001
Balance, beginning of period	3,670,000	2,340,000
Granted	3,200,000	1,530,000
Cancelled	-	(200,000)
Balance, end of period	6,870,000	3,670,000

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

During the third quarter of 2002, the Company granted options to purchase 3,000,000 shares of the Company's common stock to the Company's CEO at a price of $1.00 per share for a period of five years. One third of these options vest immediately, one third will vest upon the completion of five years of service and one third when the Company's share capital reaches $100 million. The Company accounts for stock options granted to directors and employees in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Options Issued to Employees. No intrinsic value compensation expense will be recorded upon vesting of these options in accordance with the provisions of APB No. 25 as the exercise price of the options awarded exceeded the market price of the Company's common shares as at the date of the award. Had compensation cost for the granting of these options been determined in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, based on the fair value method using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date, 222% volatility, and an expected life of five years, the Company would record $240,000 of additional compensation expense relating to the vesting of one third of these options.

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

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the Company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at December 31, 2002 and are not included in common shares issued and outstanding.

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

During 2001, 220,000 post-split Agronix shares were issued at an estimate of their fair value of $0.32 per share ($0.50 Cdn) to three separate parties with soil science and engineering expertise. The shares were consideration for engineering activity which was required to advance the design of the BCIR system to the point that it meets specific functional, manufacturing and economic requirements.

A further 500,000 post-split shares were issued during 2001 at an estimate of their fair value of $0.32 per share ($0.50 Cdn) to three separate parties with soil science and engineering expertise. The shares were consideration for routine, on-going efforts to refine, enrich, and otherwise improve upon the qualities of the existing BCR system, and the engineering follow-through to commercial production.

The company has incurred research and development expenses as follows:

	Cumulative	For the	For the
	From Inception	Year	Year
	(January 20, 2000)	Ended	Ended
	to December 31	December 31	December 31
	2002	2002	2001
Acquisition of organic matter expertise and intellectual
property	$164,500	$-	$-
Technical development of BCR System	328,943	95,015	233,928
Technical development of BCIR System	276,710	176,455	100,255
	$770,153	$271,470	$334,183

8. COMMITMENTS

Collaborative Research and Development Agreement

The Company has consolidated its research and development activities at Carleton University in Ottawa, Canada where pursuant to an agreement (the "Agreement") effective May 1, 2001 and as amended July 17, 2001, the Company has committed to fund a maximum of approximately $378,000, (plus applicable taxes), towards certain projects over the four year period ending April 30, 2005. Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days.

The company will own any new technologies and/or intellectual property arising out of these research and development activities. Carleton will have the right to (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company. To date the Company has incurred $169,131 for research and development and $7,018 in accrued interest on its outstanding liability to Carleton.

Licensing Agreement

The company has entered into a licensing agreement with a private German registered Company whereby the Company has committed to provide exclusive rights to introduce the Company's technology throughout Germany, France, Spain and Italy. Under the agreement the Company has received a promissory loan note, the principal amount of $10,000,000; non-interest bearing and expiring on April 30, 2003.

This transaction has not been recorded in the financial statements, as there is uncertainty as to the collectibility of the $10,000,000 note.

The Company had entered into a licensing agreement with a private U.K. registered Company whereby the Company had committed to provide exclusive rights to introduce the Company's technology throughout Europe. Due to non-performance, the licensing agreement has been dissolved effective September 25, 2002.

Consulting Agreements

On September 1, 2002, the Company entered into a consulting agreement whereby the Company agreed to pay a minimum of $10,000 Cdn. per month for a period of 36 months. In addition, the Company and its President have agreed to transfer the 1,000,000 performance shares to the consultants.

The Company has entered into certain consulting agreements whereby the Company has committed to issue a total of 39,500 shares per month to consultants for each month of service provided subject to monthly renewals. In addition, the company has committed to issue 100,000 shares every six months to consultants.

The Company has entered into an agreement whereby the Company has agreed to pay a transaction fee of 10% of the transaction value of any contracts arising from introductions to prospective contacts.

The Company has entered into a renewable one-year premises lease whereby the Company has committed to issue 2,300 shares per month in exchange for rental payments. Executive Employment Agreement

The Company has entered into an executive employment agreement effective August 15, 2002 whereby the Company has agreed to pay $20,000 per month to its C.E.O for a period of sixty months. The Company may issue up to 20,000 shares in lieu of salary any months where the funds are not available. The Company must pay four months salary on termination. Under the terms of this agreement the Company also granted stock options to the C.E.O. providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years. (See Note 6.)

Option to purchase land

The Company acquired an option to purchase a 73 acre parcel of land in the Fraser Valley region of British Columbia, Canada, on which it intended to construct its initial pilot plant in Western Canada. The option expired and the previously capitalized option payments have been expensed in 2002.

9. INCOME TAXES

At December 31, 2002, the company has net operating losses carried forward of approximately $1,900,000 that may be offset against future taxable income to 2020. No future tax benefit has been recorded in the financial statements, as the company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2022 taxation years. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the company paid $130,890 in salary and consulting fees to its president and CEO, including cash payments of $126,390, and 10,000 common shares valued at $4,500. The Company also paid $420,923 to certain officers and other shareholders as consulting fees comprised of cash payments of $114,355 and 560,000 common shares valued at $306,568. In addition, the Company paid 33,860 shares valued at $13,097 to a shareholder in consideration for a premises lease.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Peter Drummond	49	CEO and Chairman since September 2002
Brian Hauff	53	President, CFO and Director since March 2001
Peter J. Barnett	62	Director since March 2001
Dr. Henri Dinel	52	Director since March 2001

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

Peter Drummond.

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

Brian Hauff.

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

Peter J. Barnett.

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

Dr. Henri Dinel.

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

Audit Committee.

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee''s primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee''s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management''s establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant''s independence.

Audit Fees.

As of the date of this Annual Report, Agronix, Inc. has incurred $4,500 as fees by its principal independent accountants for professional services rendered in connection with our audited financial statements for the fiscal year ended December 31, 2002. For fiscal year ended December 31, 2002, Agronix, Inc. incurred $3,8000 as fees billed by its principal independent accountant for all other non-audit services (such as review of the Company''s quarterly financial statements and other expert services).

Compliance With Section 16(a) of the Exchange Act.

The Company's officers and directors have each filed and Annual Statement of Changes in Beneficial Ownership on Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

During the year ended December 31, 2002, the company paid $130,890 in salary and consulting fees to its president and CEO, including cash payments of $126,390, and 10,000 common shares valued at $4,500. The Company also paid $420,923 to certain officers and other shareholders as consulting fees comprised of cash payments of $114,355 and 560,000 common shares valued at $306,568. In addition, the Company paid 33,860 shares valued at $13,097 to a shareholder in consideration for a premises lease.

During the third quarter of 2002, the Company granted options to purchase 3,000,000 shares of the Company's common stock to the Company's CEO at a price of $1.00 per share for a period of five years. One third of these options vest immediately, one third will vest upon the completion of five years of service and one third when the Company's share capital reaches $100 million.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class
Brian Hauff (1) (2) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	1,900,000 (2)	8.9%
Peter J. Barnett (1) (3) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	956,000 (3)	4.4%
Dr. Henri Dinel (1) (4) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	900,000 (4)	4.2%
Peter Drummond (1) (5) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	3,340,000 (5)	15.5%
Ron Behr (1) (6) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	697,000 (6)	3.2%
Epsom Investment Services 16 Pietermaai Curacao, Nederlands, Antilles	7,600,000	35.3%
All directors and executive officers as a group (5 in number)	7,793,000	36.2%

(1) The person listed is an officer, a director, or both, of the Company. As of December 31, 2002, Ron Behr is no longer an officer.

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

(3) Includes 256,000 shares owned by family members, of which Mr. Barnett may be deemed to be the beneficial owner. Also includes 300,000 shares of common stock and 400,000 options to purchase 400,000 shares of common stock at a price of $0.50. The options expire on January 28, 2006.

(4) Includes 600,000 shares and 300,000 options to purchase 300,000 shares of common stock at $0.50 registered in the name of DRD Consultants, of which Mr. Dinel may be deemed to be the beneficial owner. The options expire on August 4, 2006. DRD Consultant is owned by Denise Regimbald Dinel, the spouse of Dr. Henri Dinel.

(5) Includes 40,00 shares and 300,000 options to purchase 300,000 shares of common stock at $0.50. The options expire on January 17, 2006. Also includes 3,000,000 options for underlying common stock of the Company, the first 1,000,000 of which are immediately exerciseable at a price of $1.00 per option; the second 1,000,000 options will vest and become exerciseable at the time the value of the Company reaches $100,000,000, and the third 1,000,000 options will vest and become exerciseable when Mr. Drummond has served as Chief Executive Officer of the Company for five years.

(6) Includes 547,000 shares and 150,000 options to purchase 150,000 shares of common stock at CAD $1.00.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the third quarter of 2002, the Company granted options to purchase 3,000,000 shares of the Company's common stock to the Company's CEO at a price of $1.00 per share for a period of five years. One third of these options vest immediately, one third will vest upon the completion of five years of service and one third when the Company's share capital reaches $100 million.

On March 1, 2002, the Company approved a stock option plan whereby 3 million shares will be available to compensate some of the company's key contributing consultants and allow the company to retain and hire qualified personnel. The 3 million options granted to the CEO as described above were not granted in connection with this plan.

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the Company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at December 31, 2002 and are not included in common shares issued and outstanding.

On September 1, 2002, the Company and its President agreed to transfer these shares to a consultant under the same terms and conditions.

The Company has entered into an executive employment agreement effective August 15, 2002, whereby the Company has agreed to pay $20,000 per month to its CEO for a period of sixty months. The Company may issue up to 20,000 shares in lieu of salary any months where the funds are not available. The Company must pay four months salary on termination. Under the terms of this agreement, the Company also granted stock options to the CEO providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years.

During the year ended December 31, 2002, the company paid $130,890 in salary and consulting fees to its president and CEO, including cash payments of $126,390, and 10,000 common shares valued at $4,500. The Company also paid $420,923 to certain officers and other shareholders as consulting fees comprised of cash payments of $114,355 and 560,000 common shares valued at $306,568. In addition, the Company paid 33,860 shares valued at $13,097 to a shareholder in consideration for a premises lease.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 17, 2000 ).

  Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

  No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRONIX, INC.

By:/S/ PETER DRUMMOND

Peter Drummond, Chairman and Chief Executive Officer

By: /S/ BRIAN HAUFF

Brian Hauff, President, Chief Financial Officer and a Director

By:/S/ HENRI DINEL

Henri Dinel, Vice President and a Director

By:/S/ PETER J. BARNETT

Peter J. Barnett, Director

Date: April 15, 2003

Exhibit 99.1

AGRONIX, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter S. Drummond, certify that:

1. I have reviewed this annual report on Form 10-KSB of Agronix, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By: /S/ PETER S. DRUMMOND Peter S. Drummond, Chairman and Chief Executive Officer

Exhibit 99.2

AGRONIX, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Hauff, certify that:

1. I have reviewed this annual report on Form 10-KSB of Agronix., Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:/S/ BRIAN HAUFF Brian Hauff, Chief Financial Officer and Director