Form 10QSB
period 2003-03-31
AGRONIX INC
filed 2003-05-20
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2003.

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

Registrant's telephone number, include area code: (604) 714-1606

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2003, there were 22,975,280 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

MARCH 31, 2003

(Unaudited)

CONTENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Interim Consolidated Statements of Operations
Interim Consolidated Statements of Cash Flows
Notes to Interim Consolidated Financial Statements

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31
	2003	2002
CURRENT	(Unaudited)
Cash	$43,717	$23,093
Receivables	11,560	22,597
Prepaid expenses and deposits	22,004	15,085
	77,281	60,775
FIXED ASSETS (Note 3)	9,248	10,326

INVESTMENT IN 3884171 CANADA INC. (Note 4)	1	1
	$86,530	$71,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$307,509	$259,078
Due to related parties (Note 5)	63,440	63,440
	370,949	322,518

STOCKHOLDERS' DEFICIT

CAPITAL STOCK (Note 6)
Authorized:

50,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
22,975,280 (2002: 20,967,981) common shares	13,254	11,247
Additional paid in capital	3,605,390	2,797,610
Common stock subscriptions	33,883	-
	3,652,527	2,808,857
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(3,936,946)	(3,060,273)
	(284,419)	(251,416)
	$86,530	$71,102

Continuance of operations (Note 1)

Commitments (Note 8)

See accompanying notes to the interim consolidated financial statements

.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative	For the	For the
	From Inception	Three Month	Three Month
	(Jan 20, 2000)	Period Ended	Period Ended
	to March 31	March 31	March 31
	2003	2003	2002

INTEREST INCOME	$3,317	$344	$44
EXPENSES
Consulting and management fees	1,879,640	406,978	170,991
Depreciation	17,484	1,094	551
General and administrative	122,551	28,169	6,430
Professional fees	181,033	6,458	31,593
Rent	42,763	550	3,449
Research and development	1,179,178	409,025	107,812
Salaries and benefits	88,326	14,760	-
Shareholder communications	36,191	2,261	1,555
Travel and promotion	243,376	7,722	4,399
	3,790,542	877,017	326,780
LOSS before the following	(3,787,225)	(876,673)	(326,736)
Loss on impairment of investment in and advances to
3884171 Canada Inc. (Note 4)	(149,721)	-	-
NET LOSS FOR THE PERIOD	$(3,936,946)	$(876,673)	$(326,736)

Weighted average common
shares outstanding		21,577,318	19,466,056

Basic loss per share		$(0.04)	$(0.02)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative	For the	For the
	From Inception	Three Month	Three Month
	(January 20, 2000)	Period Ended	Period Ended
	to March 31	March 31	March 31
	2003	2003	2002
Cash derived from (applied to):
OPERATING ACTIVITIES
NET LOSS FOR THE PERIOD	$(3,936,946)	$(876,673)	$(326,736)
Depreciation	17,484	1,094	551
Non-cash research, development and intellectual property	779,856	396,000	-
Stock-based compensation	847,100	169,200	139,750
Impairment of Investment in 3884171 Canada Inc.	149,721	-	-
Wages paid through the issuance of common shares	16,500	12,000	-
Rent paid through issuance of common shares	23,209	-	3,691
Consulting and legal fees paid though the
issuance of common shares	536,511	161,250	106,842
Change in non-cash working capital:
Receivables	(11,560)	11,037	(1,220)
Prepaid expense and deposits	(22,004)	(6,919)	11
Payables and accruals	294,406	48,433	30,139
	(1,305,723)	(84,578)	(46,972)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	(160)
Consulting fees paid	(7,913)	(7,913)	-
Advances from (to) shareholder	(14,267)	-	-
Shares issued or subscribed for cash	1,484,633	113,132	-
	1,525,893	105,219	(160)
INVESTING ACTIVITIES
Acquisition of fixed assets	(26,731)	(17)	(5,830)
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	(291)
	(176,453)	(17)	(6,121)
Increase (decrease) in cash	43,717	20,624	(53,253)
Cash, beginning of period	-	23,093	100,610
Cash, end of period	$43,717	$43,717	$47,357
Supplemental cash flow information:
Shares for research, development and intellectual property	$779,856	$396,000	$-
Stock based compensation	$847,100	$169,200	$139,750
Shares issued for rent	$23,209	$-	$3,691
Shares issued for consulting and legal services	$536,511	$161,250	$106,842
Shares issued for wages	$16,500	$12,000	$-

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2003

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

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to March 31, 2003 including the results of operations of Agronix since March 26, 2001.

Agronix has focused its activities on the development of its acquired technologies for commercial use, for identifying prime international locations to build commercial plants, and forming strategic alliances for the implementation of its global business plan. No revenues have been realized and planned principal operations have not yet commenced. Agronix is engaged in the acquisition and development of technologies that convert organic residues into agricultural products such as growth substrates, organic fertilizers, soil amendments and chemical commodities for agriculture and industry use.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations. The Company has not generated any revenues since inception and has incurred losses since inception. At March 31, 2003 the Company had a working capital deficiency of $298,199 and a capital deficiency of $288,950. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

These consolidated financial statements are presented in U.S. dollars unless otherwise stated and have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, AWR.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

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

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002
Net loss:
Actual net loss	$(876,673)	$(326,736)
Proforma net loss	$(876,673)	$(326,736)
Loss per share:
Actual net loss per share	$(0.04)	$(0.02)
Proforma net loss per share	$(0.04)	$(0.02)

Weighted average shares outstanding	21,577,318	19,466,056

FIXED ASSETS

Fixed assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight-line method at the following rates:

Office equipment	20%	straight line
Computer equipment	30%	straight line
Computer software	50%	straight line

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

The adoption of SFAS 141, 142, 143 & 144 has not had a material effect on the financing position of the Company or on the results of its operations.

  FIXED ASSETS

			Net	Net
		Accumulated	March 31	December 31
	Cost	Depreciation	2003	2002
Office equipment	$6,964	$1,502	$5,462	$5,674
Computer equipment	6,644	2,983	3,661	4,299
Computer software	990	865	125	353
	$14,598	$5,350	$9,248	$10,326

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

Under the terms of the agreement:

(a) Bio-Max contributed $80 CAD and the Robo III technology as its capital contribution for an 80% interest in Newco. The Company contributed $20 CAD and its technical process improvements, its intellectual property rights and proprietary bio-conversion formulae as its capital contribution for a 20% interest in Newco with an option to purchase a further 30% of Newco for $1,500,000 CAD. Should the Company exercise this option, it would be a 50/50 partner with Bio-Max in Newco.

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

To date, 3884171 Canada Inc. has used the funds advanced from the Company to further develop its technology and has not yet commenced commercial operations. Management has determined that the recoverability of these advances cannot be reasonably assured and as a result has recorded an impairment provision in 2002 of $149,721.

5. DUE TO RELATED PARTIES

	March 31	December 31
	2003	2002
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $100,000 Cdn; 12%
per annum simple interest; interest payable monthly;
repayable on or before on June 30, 2003 (See Note 2)	$63,440	$63,440

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

STOCK OPTIONS

The following table summarizes information about outstanding and exercisable share options at March 31, 2003:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Exercise	Contractual	Exercise		Exercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$0.25	3.08	$0.25	840,000	$0.25
400,000	01/28/00	0.25	3.08	0.25	400,000	0.25
300,000	02/17/00	0.25	3.13	0.25	300,000	0.25
500,000	08/04/00	0.25	3.59	0.25	500,000	0.25
150,000	10/30/00	0.34	3.83	0.34	150,000	0.34
400,000	01/17/01	0.50	3.05	0.50	400,000	0.50
80,000	07/03/01	0.50	4.51	0.50	80,000	0.50
1,000,000	07/09/01	0.25	3.52	0.25	1,000,000	0.25
200,000	02/22/02	0.50	0.15	0.50	200,000	0.50
3,000,000	08/15/02	1.00	4.62	1.00	1,000,000	1.00
20,000	02/07/03	0.50	5.86	0.50	20,000	0.50
500,000	03/07/03	0.50	5.94	0.50	500,000	0.50
7,390,000				$0.60	5,390,000	$0.78

Summary of share option activity and information concerning options at March 31, 2003:

	Three Months Ended	Year Ended
	March 31, 2003	December 31, 2002
Balance, beginning of period	6,870,000	2,340,000
Granted	520,000	1,530,000
Cancelled	-	(200,000)
Balance, end of period	7,390,000	3,670,000

During the first quarter of 2003, the Company granted options to purchase 520,000 shares of the Company's common stock to certain consultants at a price of $0.50 per share for a period of six years. Compensation expense of $169,200 related to these options has been recorded. The fair value of these consultant stock options was estimated at the grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3.14%, 204.22% volatility, and an expected life of six years.

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

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the Company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at March 31, 2003 and are not included in common shares issued and outstanding.

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

British Columbia Bio Ventures (BCBV)

On September 1, 2002, the Company entered into a consulting agreement with BCBV whereby the Company agreed to pay a minimum of $10,000 Cdn. per month for a period of 36 months. At that time the Company and its President also agreed that the President would transfer his 1,000,000 performance shares to the consultants. These shares were not transferred. On March 7, 2003 the September 1, 2002 agreement was terminated and the intended transfer of the 1,000,000 performance shares was cancelled. A new agreement dated March 7, 2003 was entered into whereby Agronix purchased from BCBV the rights to their intellectual and technological properties and technical systems and processes in exchange for 1,200,000 common shares at an estimate of their fair value of $0.33 per share for a total of $396,000 and 500,000 share options, at $0.50 to be divided between the two principals of BCBV. Under the terms of the agreement Agronix has agreed that BCBV will manage the new Operations Division of Agronix.

The Company has incurred research and development expenses as follows:

	Cumulative	For the	For the
	From Inception	Three Month	Three Month
	(January 20, 2000)	Period Ended	Period Ended
	to March 31	March 31	March 31
	2003	2003	2002
Acquisition of organic matter expertise and intellectual
property	$164,500	$-	$-
Technical development of BCR System	333,501	4,558	107,812
Technical development of BCIR System	285,177	8,467	-
BCBV intellectual property, systems and processes	396,000	396,000	-
	$1,179,178	$409,025	$107,812

  COMMITMENTS

Collaborative Research and Development Agreement

The Company has consolidated its research and development activities at Carleton University in Ottawa, Canada where pursuant to an agreement (the "Agreement") effective May 1, 2001 and as amended July 17, 2001, the Company has committed to fund a maximum of approximately $378,000 towards certain projects over the four year period ending April 30, 2005. Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days.

The Company will own any new technologies and/or intellectual property arising out of these research and development activities. Carleton will have the right to (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company. To date the Company has incurred $194,060 for research and development and $15,729 in accrued interest on its outstanding liability to Carleton.

Licensing Agreement

The Company has entered into a licensing agreement dated February 28, 2003 with a private Jamaican registered company whereby the Company has committed to provide exclusive rights to introduce the Company's technology throughout the Caribbean (Caricom region). Under the agreement the Company has received a promissory loan note, the principal amount of $2,500,000; non-interest bearing and expiring on August 31, 2003.

This transaction has not been recorded in the financial statements, as there is uncertainty as to the collectibility of the $2,500,000 note.

Consulting Agreements

The Company has entered into certain consulting agreements whereby the Company has committed to issue a total of 14,500 shares per month to consultants for each month of service provided subject to monthly renewals.

The Company has entered into an agreement whereby the Company has agreed to pay a transaction fee of up to 10% of the transaction value of any contracts arising from introductions to prospective contacts.

Executive Employment Agreement

The Company has entered into an executive employment agreement effective August 15, 2002 whereby the Company has agreed to pay $20,000 per month if and when those funds are available to its C.E.O for a period of sixty months. The Company may issue up to 20,000 shares in lieu of salary any months where the funds are not available. The Company must pay four months salary on termination. Under the terms of this agreement the Company also granted stock options to the C.E.O. providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years. (See Note 6.)

Letters of Intent

TERRALIFT U.K. / ORGANIC WASTE RETURNS

The Company entered into an LOI dated January 7, 2003 and has committed to acquire an 82% interest in a private Ireland registered company, Organic Waste Returns Ltd. (OWR) for $1,500,000. The letter of intent had an initial expiry date of January 31, 2003 but has been extended to August 31, 2003.

Under the Letter Of Intent, Agronix may purchase 82% of the assets of Organic Waste Returns Ltd. (OWR). Completion of the acquisition is subject to the execution of a formal agreement and the Company's ability to fulfill the terms of that agreement. OWR has entered into a separate letter of intent in which it may acquire Terralift U.K. Ltd.

During negotiations, British Columbia BioVentures (BCBV) acted as an agent on behalf of OWR. BCBV has been a consultant to Agronix since 2002. Subsequent to negotiating the letter of intent, BCBV has become an "insider" through the Agronix acquisition of BCBV's intellectual property and technical processes.

Subsequently, those principals of BCBV may benefit from certain payments and shareholdings derived from the Agronix acquisition of Terralift/OWR, and could be perceived to be in a conflict of interest.

The Agronix Board of Directors will seek a legal opinion prior to the formal closing of this contract.

As well, under a separate LOI dated January 7, 2003, the Managing Director of Terralift shall be granted a stock option of Five Hundred Thousand (500,000) Agronix, Inc. shares issued quarterly from the date of closing, at market value, over 2 (two) years, for a consulting agreement to develop residual products from Agronix processing facilities.

9. INCOME TAXES

At March 31, 2003, the company has net operating losses carried forward of approximately $2,100,000 that may be offset against future taxable income to 2021. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2023 taxation years. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

10. RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2003, the Company paid $27,187 in salary and consulting fees to its president and C.E.O. including cash payments of $15,187 and 40,000 common shares valued at $12,000. The Company also paid $204,083 to certain officers and other shareholders as consulting fees comprised of cash payments of $49,433 and 463,500 common shares valued at $154,650. The Company paid 1,200,000 common shares valued at $396,000 for research and development as disclosed in note 7.

11. SUBSEQUENT EVENTS

Subsequent to March 31, 2003, the Company issued 83,881 shares for $26,018. In addition, the Company issued the 102,765 shares which were subscribed during the period for $33,883.

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

Introduction

During the second quarter 2001, the Company held a special shareholders' meeting, which approved a name, change from RCA Trading Co. d.b.a. American Waste Recovery, Inc. to Agronix, Inc.. This name change complements the market/industry in which the Company does business. At that time, the number of authorized shares of common stock of the Company was voted to be increased from 10,000,000 to 25,000,000, and 10,000,000 shares of preferred stock were also authorized. In January 2002, in conjunction with a 2:1 forward split of its issued and outstanding common stock, the Company increased its authorized common stock from 25,000,000 to 50,000,000 shares.

Plan of Operations

Agronix, Inc. is in the business of acquiring and developing technologies that convert organic wastes (animal manure, sewage sludge, bio-solids, produce processing waste, etc.) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value added agri-products. The Company is also engaged in the business of developing a technology that is used to recover chemical commodities from organic waste for a wide variety of industries such as agriculture, food, oil & gas, paper, clothing and pharmaceuticals. The Company's Bio-Conversion Reactor System (BCR System) is now fully engineered and ready to enter the market. The Company has located 3 permitted locations in North America and Europe to launch its first plant; Quebec, United Kingdom and Massachusetts.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of March 31, 2003, the Company had cash on hand of $43,717, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances and begin production where market opportunities exist.

The Company experienced a net loss of $876,673 for the quarter ended March 31, 2003, and a net loss of $326,736 for the same period last year. The loss for the period ending March 31, 2003 is approximately $549,937 more than the loss for the same period of 2002. The difference is primarily due to stock based compensation for consulting and management, and research and development costs that weren't realized in 2002.

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

USA - Massachusetts, New York, California;

Europe - Geneva, Switzerland (Greater Regional District), Germany and Ireland

Canada - Alberta, British Columbia and Quebec.

Additionally, the Company is negotiating with a large feed and plant nutrient supplier with operations in the US and Canada to secure take-out contracts for Agronix's BCR plant organic fertilizers and growth substrates.

The Company has entered into discussions with the Farm Credit Corporation (FCC) of Canada to provide 75% financing for plants to be constructed in Canada, but there is no assurance that this funding will be available. 100% financing is available through the FCC provided the Company partners with members of the Agriculture community.

The Company has its research and development activities at Carleton University in Ottawa where it has committed to fund research being carried out by Carleton University for a period of 5 years. The Company will own any new technologies and/or intellectual property arising out of these research and development activities.

There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling private placement on a sporadic basis. These funds have been sufficient to cover day to day operational costs.

During the first quarter of 2003 the Company entered into an agreement with British Columbia Bio-Ventures to acquire its intellectual property and technical processes. The acquisition of these technical processes and systems will enable Agronix to process any type of profitable organic waste into valuable end-products to market to the organic food industry. In addition, Dave Roberts and Dale Fehr have joined Agronix's management team to head up the newly formed Operations Division. They will provide the Company with due diligence for the acquisition of profitable targeted sites as they relate to the BCR & BCIR Systems.

The addition of Dave Roberts and Dale Fehr along with the acquisition these technologies and processes is in keeping with the new direction the company adopted towards the end of 2002. Recognizing the change in market conditions and implementing the Company's technologies through partnering in existing facilities is intended to bring revenue into the Company in a more efficient and cost effective manner.

The Company signed a Letter of Intent with Organic Waste Returns (OWR) of Ireland for an 82% interest in this Irish Corporation. Upon the successful completion of a formal agreement with OWR, Agronix will realize immediate revenues.

The Company is working with strategic partners globally, which could result in advancements for the Company is 2003.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Subsequent to March 31, 2003, the Company issued 83,881 shares for $26,018. In addition, the Company issued the 102,765 shares which were subscribed during the period for $33,883.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES- OXLEY ACT OF 2002, are filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

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

Date: May 20, 2003

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

Date: May 20, 2003	By: /S/ PETER S. DRUMMOND Peter S. Drummond, Chairman and Chief Executive Officer

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

Date: May 20, 2003	By:/S/ BRIAN HAUFF Brian Hauff, Chief Financial Officer and Director