Form 10QSB
period 2003-06-30
AGRONIX INC
filed 2003-08-15
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2003, there were 23,558,212 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2003

CONTENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Interim Consolidated Statements of Operations
Interim Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Deficit
Notes to Interim Consolidated Financial Statements

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30	December 31
	2003	2002
	(Unaudited)
CURRENT
Cash	$34,027	$23,093
Receivables	7,051	22,597
Prepaid expenses and deposits	9,486	15,085
	50,564	60,775
FIXED ASSETS (Note 3)	8,282	10,326

INVESTMENT IN 3884171 CANADA INC. (Note 4)	1	1
	$58,847	$71,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$369,953	$259,078
Due to related parties (Note 5)	63,440	63,440
	433,393	322,518

STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 6)
Authorized:

50,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
23,558,212 (2002: 20,967,981) common shares	13,837	11,247
Additional paid in capital	3,831,176	2,797,610
	3,845,013	2,808,857
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(4,219,559)	(3,060,273)
	(374,546)	(251,416)
	$58,847	$71,102

Continuance of operations (Note 1)

Commitments (Note 8)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative
	From Inception	For the	For the	For the	For the
	(Jan 20, 2000)	Six Months	Six Months	Three Months	Three Months
	to June 30	Ended June 30	Ended June 30	Ended June 30	Ended June 30
	2003	2003	2002	2003	2002
INTEREST INCOME	$3,476	$503	$202	$159	$158
EXPENSES
Consulting and management fees	2,048,860	576,198	405,575	169,220	208,406
Depreciation	18,580	2,190	1,114	1,096	563
General and administrative	152,733	58,352	24,474	25,652	18,044
Professional fees	204,451	29,876	41,075	23,418	9,482
Rent	51,153	8,940	8,287	8,390	4,838
Research and development	1,179,178	409,025	137,240	-	55,606
Salaries and benefits	117,600	44,034	-	29,274	-
Shareholder communications	39,024	5,094	3,002	2,833	1,447
Travel and promotion	261,735	26,081	14,706	18,359	10,307
	4,073,314	1,159,790	635,473	278,242	308,693
LOSS before the following	(4,069,838)	(1,159,287)	(635,271)	(278,083)	(308,535)
Equity loss in 3884171 Canada Inc.	-	-	-	-	-
Loss on impairment of investment in
and advances to 3884171 Canada Inc.	(149,721)	-	-	-	-
NET LOSS FOR THE PERIOD	$(4,219,559)	$(1,159,287)	$(635,271)	$(278,083)	$(308,535)

Weighted average common
shares outstanding		22,471,047	19,571,335	23,314,049	19,675,457

Basic loss per share		$(0.05)	$(0.03)	$(0.01)	$(0.02)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Six Months	Six Months
	to June 30	Ended June 30	Ended June 30
	2003	2003	2002
Cash derived from (applied to):
OPERATING ACTIVITIES
Net Loss for the period	$(4,219,559)	$(1,159,287)	$(635,271)
Depreciation	18,580	2,190	1,114
Non-cash research and development	779,856	396,000	-
Stock based compensation	847,100	169,200	200,900
Impairment of Investment in 3884171 Canada Inc.	149,721	-	-
Wages paid through the issuance of common shares	40,300	35,800	-
Rent paid through issuance of common shares	23,209	-	8,776
Consulting and legal fees paid though the
issuance of common shares	576,566	201,305	240,650
Non-cash office and general expenses	-	-	3,000
Change in non-cash working capital
Receivables	(7,051)	15,546	(3,109)
Prepaid expense and deposits	(9,486)	5,599	(21,826)
Payables and accruals	356,849	110,877	72,354
	(1,443,915)	(222,770)	(133,412)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	-
Consulting fees paid	(7,913)	(7,913)	-
Advances from (to) shareholder	(14,267)	-	-
Shares issued for cash	1,613,264	241,763	112,289
	1,654,524	233,850	112,289
INVESTING ACTIVITIES
Acquisition of fixed assets	(26,860)	(146)	(7,343)
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	(3,430)
	(176,582)	(146)	(10,773)
Increase (decrease) in cash	34,027	10,934	(31,896)
Cash, beginning of period	-	23,093	100,610
Cash, end of period	$34,027	$34,027	$68,714
Supplemental cash flow information:
Shares issued for research and development	$779,856	$396,000	$-
Stock based compensation	$847,100	$169,200	$240,650
Shares issued for rent	$23,209	$-	$8,776
Shares issued for consulting and legal services	$576,566	$201,305	$200,900
Shares issued for wages	$40,300	$35,800	$-

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO JUNE 30, 2003

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

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO JUNE 30, 2003

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance, December 31, 2001	9,664,037	$9,664	$1,836,286	$-	$(1,685,823)	$160,127
Shares issued for premises
lease at $0.64 per share
($1.00 Cdn)	1,960	2	1,230	-	-	1,232
Shares issued for consulting
services at $0.64 per
share ($1.00 Cdn)	55,000	55	35,132	-	-	35,187
Pre-split subtotal	9,720,997	9,721	1,872,648	-	-	-
Two-for-one stock split	9,720,997	-	-	-	-	-
Shares issued for consulting
services at $0.64 per
share ($1.00 Cdn)	164,500	164	105,299	-	-	105,463
Shares issued for premises
lease at $0.32 per share
($0.50 Cdn)	19,720	20	6,241	-	-	6,261
Shares issued for premises
lease at $0.56 per share
($0.85 Cdn)	2,300	2	1,281	-	-	1,283
Shares issued for cash at
$0.35 per share
($0.55 Cdn)	450,000	450	155,623	-	-	156,073
Shares issued for cash at
$0.39 per share
($0.60 Cdn)	16,667	17	6,559	-	-	6,576
Shares issued for cash at
$0.45 per share
($0.70 Cdn)	30,000	30	13,683	-	-	13,713
Shares issued for cash at
$0.50 per share	384,000	384	191,616	-	-	192,000
Shares issued for cash at
$0.75 per share	67,000	67	49,933	-	-	50,000
Shares issued for consulting
services at $1.00 per
share	100,000	100	99,900	-	-	100,000
Shares issued for consulting
services at $0.45 per
share	30,500	30	13,695	-	-	13,725
Shares issued for consulting
services at $0.40 per
share	16,000	16	6,384	-	-	6,400
Shares issued for consulting
services at $0.37 per
share	1,000	1	369	-	-	370
Balance carried forward	20,723,681	$11,002	$2,523,231	$-	$(1,685,823)	$848,410

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO JUNE 30, 2003

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance forward	20,723,681	$11,002	$2,523,231	$-	$(1,685,823)	$848,410
Shares issued for consulting
services at $0.36 per
share	4,500	4	1,616	-	-	1,620
Shares issued for consulting
services at $0.34 per
share	139,000	139	47,121	-	-	47,260
Shares issued for consulting
services at $0.29 per
share	20,500	21	5,924	-	-	5,945
Shares issued for consulting
services at $0.25 per
share	16,000	16	3,984	-	-	4,000
Shares issued for consulting
services at $0.15 per
share	40,500	41	6,034	-	-	6,075
Shares issued for premises
lease at $0.45 per share	2,300	3	1,032	-	-	1,035
Shares issued for premises
lease at $0.40 per share	2,300	2	918	-	-	920
Shares issued for premises
lease at $0.34 per share	2,300	2	780	-	-	782
Shares issued for premises
lease at $0.29 per share	2,300	3	664	-	-	667
Shares issued for premises
lease at $0.25 per share	2,300	2	573	-	-	575
Shares issued for premises
lease at $0.15 per share	2,300	2	343	-	-	345
Shares issued for wages at
$0.45 per share	10,000	10	4,490	-	-	4,500
Stock-based compensation	-	-	200,900	-	-	200,900
Net loss	-	-	-	-	(1,374,450)	(1,374,450)
Balance, December 31, 2002	20,967,981	$11,247	$2,797,610	$-	$(3,060,273)	$(251,416)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO JUNE 30, 2003

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance forward	20,967,981	$11,247	$2,797,610	$-	$(3,060,273)	$(251,416)
Shares issued for research
at $0.33 per share	1,200,000	1,200	394,800	-	-	396,000
Shares issued for consulting
services at $0.21 per
share	25,000	25	5,225	-	-	5,250
Shares issued for consulting
services at $0.26 per
share	15,000	15	3,885	-	-	3,900
Shares issued for consulting
services at $0.27 per
share	49,500	50	13,315	-	-	13,365
Shares issued for consulting
services at $0.30 per
share	69,500	69	20,781	-	-	20,850
Shares issued for consulting
services at $0.31 per
share	25,000	25	7,725	-	-	7,750
Shares issued for consulting
services at $0.33 per
share	89,500	90	29,445	-	-	29,535
Shares issued for consulting
services at $0.34 per
share	10,000	10	3,390	-	-	3,400
Shares issued for consulting
services at $0.37 per
share	200,000	200	73,800	-	-	74,000
Shares issued for consulting
services at $0.38 per
share	40,000	40	15,160	-	-	15,200
Shares issued for cash
at $0.20 per share	125,000	125	24,875	-	-	25,000
Shares issued for cash
at $0.32 per share	39,186	39	12,531	-	-	12,570
Shares issued for cash
at $0.34 per share	18,470	18	6,262	-	-	6,280
Shares issued for cash
$0.35 per share	101,143	101	35,299	-	-	35,400
Common stock subscriptions				33,883		33,883
Consulting fees paid			(7,913)			(7,913)
Stock-based compensation	-	-	169,200	-	-	169,200
Net loss	-	-	-	-	(881,203)	(881,203)
Balance, March 31, 2003	22,975,280	$13,254	$3,605,390	$33,883	$(3,941,476)	$(288,949)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO JUNE 30, 2003

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance forward	22,975,280	$13,254	$3,605,390	$33,883	$(3,941,476)	$(288,949)
Shares issued for consulting
services at $0.25 per
share	24,500	25	6,100	-	-	6,125
Shares issued for consulting
services at $0.26 per
share	10,000	10	2,590	-	-	2,600
Shares issued for consulting
services at $0.29 per
share	10,000	10	2,890	-	-	2,900
Shares issued for legal
services at $0.45 per
share	11,111	11	4,989	-	-	5,000
Shares issued for consulting
services at $0.46 per
share	4,500	5	2,066	-	-	2,071
Shares issued for consulting
services at $0.48 per
share	44,500	44	21,316	-	-	21,360
Shares issued for salary
at $0.25 per share	20,000	20	4,980	-	-	5,000
Shares issued for salary
at $0.46 per share	20,000	20	9,180	-	-	9,200
Shares issued for salary
at $0.48 per share	20,000	20	9,580	-	-	9,600
Shares issued for cash
at $0.21 per share	75,714	76	15,814	-	-	15,890
Shares issued for cash
at $0.27 per share	11,629	12	3,128	-	-	3,140
Shares issued for cash
at $0.29 per share	16,241	16	4,694	-	-	4,710
Shares issued for cash
at $0.32 per share	117,376	117	37,443	(22,250)	-	15,310
Shares issued for cash
at $0.35 per share	41,400	41	14,449	(11,633)	-	2,857
Shares issued for cash
at $0.47 per share	10,414	10	4,880	-	-	4,890
Shares issued for cash
at $0.51 per share	51,553	52	26,293	-	-	26,345
Shares issued for cash
at $0.52 per share	9,615	10	4,990	-	-	5,000
Shares issued for cash
at $0.57 per share	60,051	60	34,155	-	-	34,215
Shares issued for cash
at $0.67 per share	24,328	24	16,249	-	-	16,273
Net loss	-	-	-	-	(278,083)	(278,083)
Balance, June 30, 2003	23,558,212	$13,837	$3,831,176	$-	$(4,219,559)	$(374,546)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations. The Company has not generated any revenues since inception and has incurred losses since inception. At June 30, 2003 the Company had a working capital deficiency of $382,829 and a capital deficiency of $374,546. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

CONSOLIDATION

These consolidated financial statements are presented in U.S. dollars unless otherwise stated and have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, AWR.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. For the six month periods ended June 30, 2003 and 2002, proforma disclosures have not been provided as no options were granted or vested to employees during these periods.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and to comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized immediately for past services and pro rata for future services over the option-vesting period.

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

RESEARCH AND DEVELOPMENT

The Company records all research and development costs in accordance with SFAS 2 "Accounting for Research and Development Costs". As such, all research and development costs are expensed as they are incurred, until such time as the research and development outcome is proven for commercial use, at which time the costs are capitalized and amortized. To date the Company has not capitalized any development costs.

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

The adoption of SFAS 141, 142, 143 & 144 has not had a material effect on the financial position of the Company or on the results of its operations.

3. FIXED ASSETS

			Net	Net
		Accumulated	June 30	December 31
	Cost	Depreciation	2003	2002
Office equipment	$7,076	$1,987	$5,089	$5,674
Computer equipment	6,644	3,620	3,024	4,299
Computer software	1,007	838	169	353
	$14,727	$6,445	$8,282	$10,326

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

5. DUE TO RELATED PARTIES

	June 30	December 31
	2003	2002
Revolving credit facility with a shareholder, unsecured, non-interest
bearing, principal due on December 31, 2002	$-	$-
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12%
annum simple interest; interest payable monthly; repayable
on demand or on December 31, 2003 (See Note 2)	63,440	63,440
	$63,440	$63,440

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

STOCK OPTIONS

The following table summarizes information about outstanding and exercisable share options at June 30, 2003:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Excercise	Contractual	Excercise		Excercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$0.25	2.58	$0.25	840,000	$0.25
400,000	01/28/00	0.25	2.58	0.25	400,000	0.25
300,000	02/17/00	0.25	2.64	0.25	300,000	0.25
500,000	08/04/00	0.25	3.10	0.25	500,000	0.25
150,000	10/30/00	0.34	3.34	0.34	150,000	0.34
400,000	01/17/01	0.50	2.55	0.50	400,000	0.50
80,000	07/03/01	0.50	4.01	0.50	80,000	0.50
1,000,000	07/09/01	0.25	3.03	0.25	1,000,000	0.25
3,000,000	08/15/02	1.00	4.13	1.00	1,000,000	1.00
20,000	02/07/03	0.50	5.61	0.50	20,000	0.50
500,000	03/07/03	0.50	5.69	0.50	500,000	0.50
7,190,000				$0.60	5,190,000	$0.45

Summary of share option activity and information concerning options at June 30, 2003:

	Six Months Ended	Year Ended
	June 30, 2003	December 31, 2002
Balance, beginning of period	6,870,000	2,340,000
Granted	520,000	1,530,000
Expired	(200,000)	$-
Cancelled	-	(200,000)
Balance, end of period	7,190,000	3,670,000

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

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at June 30, 2003 and are not included in common shares issued and outstanding.

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

British Columbia Bio Ventures (BCBV)

On September 1, 2002, the Company entered into a consulting agreement with BCBV whereby the Company agreed to pay a minimum of $10,000 Cdn. per month for a period of 36 months. At that time the Company and its President also agreed that the President would transfer his 1,000,000 performance shares to the consultants. These shares were not transferred. On March 7, 2003 the September 1, 2002 agreement was terminated and the intended transfer of the 1,000,000 performance shares was cancelled. A new agreement dated March 7, 2003 was entered into whereby Agronix purchased from BCBV the rights to their intellectual and technological properties and technical systems and proceses in exchange for 1,200,000 common shares at an estimate of their fair value of $0.33 per share for a total of $396,000 and 500,000 share options, at $050 to be divided between the two principals of BCBV. Under the terms of the agreement, Agronix has agreed that BCBV will manage the new Operations Division of Agronix.

The company has incurred research and development expenses as follows:

	Cumulative	For the	For the
	From Inception	Six Month	Six Month
	(January 20, 2000)	Period Ended	Period Ended
	to June 30	June 30	June 30
	2003	2003	2002
Acqusition of organic matter expertise and intellectual
property	$164,500	$-	$-
Technical development of BCR System	333,501	4,558	137,240
Technical development of BCIR System	285,177	8,467	-
BCBV intellectual property, systems and processes	396,000	396,000	-
	$1,179,178	$409,025	$137,240

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

The Company will own any new technologies and/or intellectual property arising out of these research and development activities. Carleton will have the right to (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company. To date the Company has incurred $212,046 for research and development and $26,530 in accrued interest on its outstanding liability to Carleton.

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

Letters of Intent

TERRALIFT U.K. LTD. / ORGANIC WASTE RETURNS LTD.

The Company entered into an LOI dated January 7, 2003 and has committed to acquire an 82% interest in a private Ireland registered company, Organic Waste Returns Ltd. (OWR) for $1,500,000. The letter of intent had an initial expiry date of January 31, 2003 but has been extended to August 31, 2003.

Under the Letter Of Intent, Agronix may purchase the 82% of the assets of Organic Waste Returns Ltd. (OWR). Completion of the acquisition is subject to the execution of a formal agreement and the Company's ability to fulfill the terms of that agreement. OWR has entered into a separate letter of intent in which it may acquire Terralift U.K. Ltd.

During negotiations, British Columbia BioVentures (BCBV) acted as an agent on behalf of OWR. BCBV has been a consultant to Agronix since 2002. Subsequent to negotiating the letter of intent, BCBV has become an "insider" through the Agronix acquisition of BCBV's intellectual property and technical processes.

Subsequently, those principles of BCBV may benefit from certain payments and shareholdings derived from the Agronix acquisition of Terralift/OWR, and could be perceived to be a conflict of interest.

The Agronix Board of Director's will seek legal opinion prior to the formal closing of this contract.

As well, under a separate LOI the Managing Director of Terralift shall be granted a stock option of Five Hundred Thousand (500,000) Agronix, Inc. shares issued quarterly from the date of closing, at market value, over 2 (two) years, for a consulting agreement to develop residual products from Agronix processing facilities.

  INCOME TAXES

At June 30, 2003, the company has net operating losses carried forward of approximately $2,300,000 that may be offset against future taxable income to 2021. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2023 taxation years. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

  RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2003, the Company paid $69,576 in salary and consulting fees to its president and C.E.O. including cash payments of $33,776 and 100,000 common shares valued at $35,800. The Company also paid $311,779 to certain officers and other shareholders as consulting fees comprised of cash payments of $115,475 and 577,000 common shares valued at $196,305. The Company paid 1,200,000 common shares valued at $396,000 for research and development as disclosed in note 7.

11. SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company entered into a sales and marketing agreement for services which include but are not limited to short and long term strategic planning to enhance the Company's assets, resources, products and services as well as the identification, evaluation, structuring, negotiating and closing of joint ventures and strategic alliances. The term of this agreement is four months and total compensation will amount to 200,000 common shares.

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

Plan of Operations

Agronix, Inc. is in the business of acquiring and developing technologies that convert organic wastes (animal manure, sewage sludge, bio-solids, produce processing waste, etc.) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value added agri-products. The Company is also engaged in the business of developing a technology that is used to recover chemical commodities from organic waste for a wide variety of industries such as agriculture, food, oil & gas, paper, clothing and pharmaceuticals. The Company's Bio-Conversion Reactor System (BCR System) is now fully engineered and ready to enter the market. The Company has located 3 permitted locations in North America and Europe to launch its first plant.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of June 30, 2003, the Company had cash on hand of $34,027, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances and begin production where market opportunities exist.

The Company experienced a net loss of $1,159,287 for the six months ended June 30, 2003, compared with a loss of $635,271 for the same period last year. The loss for the six months ending June 30, 2003 is approximately $ 524,016 more than the loss for the same period of 2002. The difference is primarily due to stock based compensation for consulting and management, and research and development costs that weren't realized in 2002.

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

Europe - Germany and Ireland

Canada - Alberta, British Columbia and Quebec.

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

There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling private placements. These funds have been sufficient to cover day-to-day operational costs.

During the second quarter of 2003 the Company focused on raising capital for the acquisition of a facility in Ireland. In addition, Dave Roberts and Dale Fehr have joined the Agronix team. Dave Roberts was appointed a director of the company and he will be responsible for heading the operations division of the company. Mr. Roberts and Mr. Fehr will provide the Company with due diligence for the acquisitions of profitable targeted sites as they relate to the BCR & BCIR Systems.

The addition of Dave Roberts and Dale Fehr of BC BioVentures is in keeping with the direction of the Company's business plan and mission statement. Recognizing the change in market conditions and implementing the Company's technologies through partnering in existing facilities is intended to bring revenue into the Company in a more efficient and cost effective manner.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2003, the Company issued a total of 582,932 shares. A total of 315,556 of these shares were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $128,631, and the Company paid no underwriting discounts or commissions. The shares were issued in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occured outside the United States. The shares were issued on various dates between April 30, 2003 and June 30, 2003, to persons who subscribed for purchase of such shares pursuant to the terms of an offering memorandum dated April 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(c) No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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

Date: August 14, 2003

CERTIFICATION

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

Date: August 14, 2003	By: /S/ PETER S. DRUMMOND, Peter S. Drummond, Chairman and Chief Executive Officer

CERTIFICATION

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

Date: August 14, 2003	By: /S/ BRIAN HAUFF Brian Hauff, Chief Financial Officer and Director

Exhibit 99.1

AGRONIX, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Agronix, Inc., (the "Company") on Form 10- QSB for the period ending June 30, 2003, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Drummond, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a)or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:/S/ PETER DRUMMOND

Peter Drummond, Chairman and Chief Executive Officer

Date: August 14, 2003

Exhibit 99.2

AGRONIX, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Agronix, Inc., (the "Company") on Form 10- QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Hauff, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a)or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:/S/ BRIAN HAUFF

Brian Hauff, Chief Financial Officer and Director

Date: August 14, 2003