Form 10QSB
period 2003-09-30
AGRONIX INC
filed 2003-11-14
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2003, there were 24,845,590 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

SEPTEMBER 30, 2003

CONTENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Interim Consolidated Statements of Operations
Interim Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Deficit
Notes to Interim Consolidated Financial Statements

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	December 31
	2003	2002
	(Unaudited)
CURRENT
Cash	$119,473	$23,093
Receivables	8,770	22,597
Prepaid expenses and deposits	135,429	15,085
	263,672	60,775
FIXED ASSETS (Note 3)	7,314	10,326

INVESTMENT IN 3884171 CANADA INC. (Note 4)	1	1
	$270,987	$71,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$331,637	$259,078
Due to related parties (Note 5)	63,440	63,440
	395,077	322,518
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 6)
Authorized:

50,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
24,845,590 (2002: 20,967,981) common shares	15,125	11,247
Additional paid in capital	4,147,514	2,797,610
Common stock subscriptions	200,922	-
	4,363,561	2,808,857
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(4,487,651)	(3,060,273)
	(124,090)	(251,416)
	$270,987	$71,102

Continuance of operations (Note 1)

Commitments (Note 8)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative
	From Inception	For the Nine	For the Nine	For the Three	For the Three
	(Jan 20, 2000)	Months Ended	Months Ended	Months Ended	Months Ended
	to September 30	September 30	September 30	September 30	September 30
	2003	2003	2002	2003	2002
INTEREST INCOME	$3,544	$571	$338	$68	$136
EXPENSES
Consulting and management fees	2,213,400	740,738	458,017	164,540	52,442
Depreciation	19,620	3,230	14,310	1,040	13,196
General and administrative	169,671	75,290	32,820	16,938	8,346
Professional fees	226,824	52,249	49,920	22,373	8,845
Rent	53,294	11,081	11,824	2,141	3,537
Research and development	1,179,178	409,025	138,503	-	1,263
Salaries and benefits	136,050	62,484	29,400	18,450	29,400
Shareholder communications	44,503	10,573	14,486	5,479	11,484
Travel and promotion	298,506	62,852	58,783	36,771	44,077
	4,341,046	1,427,522	808,063	267,732	172,590
LOSS before the following	(4,337,502)	(1,426,951)	(807,725)	(267,664)	(172,454)
Equity loss in 3884171 Canada Inc.	-	-	-	-	-
Loss on impairment of investment in
and advances to 3884171 Canada Inc.	(150,150)	(429)	(149,721)	(429)	(149,721)
NET LOSS FOR THE PERIOD	$ (4,487,652)	$(1,427,380)	$ (957,446)	$ (268,093)	$(322,175)

Weighted average common
shares outstanding		23,038,855	19,778,109	24,156,283	20,184,915

Basic loss per share		$(0.06)	$(0.05)	$(0.01)	$(0.02)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	From Inception	For the Nine	For the Nine
	(January 20, 2000)	Months Ended	Months Ended
	to September 30	September 30	September 30
	2003	2003	2002
Cash derived from (applied to):
OPERATING ACTIVITIES
Net Loss for the period	$(4,487,652)	$(1,427,380)	$(957,446)
Depreciation	19,620	3,230	14,310
Non-cash research and development	779,856	396,000	-
Stock based compensation	847,100	169,200	200,900
Impairment of Investment in 3884171 Canada Inc.	149,721	-	149,721
Wages paid through the issuance of common shares	55,300	50,800	4,500
Rent paid through issuance of common shares	23,209	-	10,363
Consulting and legal fees paid though the
issuance of common shares	833,191	457,930	258,695
Non-cash office and general expenses	-	-	490
Change in non-cash working capital
Receivables	(8,770)	13,827	(4,936)
Prepaid expense and deposits	(135,429)	(120,344)	(13,440)
Payables and accruals	318,533	72,561	100,633
	(1,605,321)	(384,176)	(236,210)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	-
Consulting fees paid	(7,913)	(7,913)	-
Advances from (to) shareholder	(14,267)	-	-
Shares issued for cash	1,659,264	287,763	262,289
Shares subscribed	200,922	200,922	-
	1,901,446	480,772	262,289
INVESTING ACTIVITIES
Acquisition of fixed assets	(26,932)	(218)	(14,063)
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	(6,705)
	(176,654)	(218)	(20,768)
Increase in cash	119,471	96,378	5,311
Cash, beginning of period	-	23,093	100,610
Cash, end of period	$119,471	$119,471	$105,921
Supplemental cash flow information:
Shares issued for research and development	$779,856	$396,000	$-
Stock based compensation	$847,100	$169,200	$200,900
Shares issued for rent	$23,209	$-	$10,363
Shares issued for consulting and legal services	$833,191	$457,930	$258,695
Shares issued for wages	$55,300	$50,800	$4,500

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO SEPTEMBER 30, 2003

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

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO SEPTEMBER 30, 2003

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

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO SEPTEMBER 30, 2003

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

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO SEPTEMBER 30, 2003

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

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO SEPTEMBER 30, 2003

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

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO SEPTEMBER 30, 2003

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance forward	23,558,212	$13,837	$3,831,176	$-	$(4,219,559)	$(374,546)
Shares issued for consulting
services at $0.20 per
share	12,000	12	2,388	-	-	2,400
Shares issued for consulting
services at $0.21 per
share	125,000	125	26,125	-	-	26,250
Shares issued for consulting
services at $0.22 per
share	214,500	215	46,975	-	-	47,190
Shares issued for consulting
services at $0.25 per
share	4,500	5	1,120	-	-	1,125
Shares issued for consulting
services at $0.26 per
share	200,000	200	51,800	-	-	52,000
Shares issued for consulting
services at $0.27 per
share	400,000	400	107,600	-	-	108,000
Shares issued for consulting
services at $0.28 per
share	14,500	15	4,045	-	-	4,060
Shares issued for consulting
services at $0.37 per
share	30,000	30	11,070	-	-	11,100
Shares issued for consulting
services at $0.45 per
share	10,000	10	4,490	-	-	4,500
Shares issued for cash
at $0.17 per share	142,944	143	24,158	-	-	24,301
Shares issued for cash
at $0.23 per share	17,174	17	3,933	-	-	3,950
Shares issued for cash
at $0.26 per share	49,461	49	12,811	-	-	12,860
Shares issued for cash
at $0.67 per share	7,299	7	4,883	-	-	4,890
Shares issued for wages
at $0.22 per share	20,000	20	4,380	-	-	4,400
Shares issued for wages
at $0.25 per share	20,000	20	4,980	-	-	5,000
Shares issued for wages
at $0.28 per share	20,000	20	5,580	-	-	5,600
Common stock subscriptions	-	-	-	200,922	-	200,922
Net loss for the period	-	-	-	-	(406,261)	(406,261)
Balance, September 30, 2003	24,845,590	$15,125	$4,147,514	$200,922	$(4,625,820)	$(262,259)

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

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to September 30, 2003 including the results of operations of Agronix since March 26, 2001.

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations. The Company has not generated any revenues since inception and has incurred losses since inception. At September 30, 2003 the Company had a working capital deficiency of $131,405 and a capital deficiency of $124,090. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

CONSOLIDATION

These consolidated financial statements are presented in U.S. dollars unless otherwise stated and have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, AWR.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. For the nine month periods ended September 30, 2003 and 2002, proforma disclosures have not been provided as no options were granted or vested to employees during these periods.

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

LONG LIVED ASSETS

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

SFAS 143 & 144

In July, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

The adoption of SFAS 141, 142, 143 & 144 has not had a material effect on the financial position of the Company or on the results of its operations.

3.        FIXED ASSETS

			Net	Net
		Accumulated	September 30	December 31
	Cost	Depreciation	2003	2002
Office equipment	$ 7,076	$ 2,335	$ 4,741	$ 5,674
Computer equipment	6,644	4,176	2,468	4,299
Computer software	1,080	975	105	353
	$ 14,800	$ 7,486	$7,314	$ 10,326

4.      INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC.

Pursuant to an agreement dated March 26, 2001 entered into by the Company and Bio-Max Inc. ("Bio-Max") (a Quebec City, Canada based developer of organic waste processing plants), a subsidiary, 3884171 Canada Inc. was created in which the Company owns 20% of the issued and outstanding common shares and Bio-Max owns 80% of the issued and outstanding common shares. 3884171 Canada Inc. has been established to further the development and commercialization of Bio-Max's "Robo II" technology into Agronix/Bio-Max "Robo III" technology [Agronix Bio-Conversion Reactor System (BCR)] using Agronix intellectual property rights and proprietary bio-conversion formulae.

Under the terms of the agreement:

(a) Bio-Max contributed $80 Cdn and the Robo II technology as its capital contribution for an 80% interest in 3884171 Canada Inc.. The Company contributed $20 Cdn and its technical process improvements, its intellectual property rights and proprietary bio-conversion formulae as its capital contribution for a 20% interest in 3884171 Canada Inc. with an option to purchase a further 30% of 3884171 Canada Inc. for $1,500,000 CAD. Should the Company exercise this option, it would be a 50/50 partner with Bio-Max in 3884171 Canada Inc.

(b) The Company and Bio-Max have given each other a right of first refusal to match any offer to purchase any shares of 3884171 Canada Inc. owned by each of them.

(c) Agronix has the world licensing rights for Robo III from 3884171 Canada Inc. with the exception of the Francophone countries.

(d) Agronix has advanced $229,000 CAD to 3884171 Canada Inc. which has completed Robo III engineering and the Bio-Conversion Reactor System (BCR) to be licensed or sold for commercial plant operations throughout the world.

To date, 3884171 Canada Inc. has used the funds advanced from the Company to further develop its technology and has not yet commenced commercial operations. Management has determined that the recoverability of these advances cannot be reasonably assured and as a result has recorded an impairment provision of $150,150. The impairment provision recorded in 2003 is $429 ( 2002 - $149,721 ).

5.        DUE TO RELATED PARTIES

	September 30	December 31
	2003	2002
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12%
annum simple interest; interest payable monthly; repayable
on demand or on December 31, 2003	$63,440	$63,440

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

STOCK OPTIONS

The following table summarizes information about outstanding and exercisable share options at September 30, 2003:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Excercise	Contractual	Excercise		Excercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$0.25	2.33	$0.25	840,000	$0.25
400,000	01/28/00	0.25	2.33	0.25	400,000	0.25
300,000	02/17/00	0.25	2.39	0.25	300,000	0.25
500,000	08/04/00	0.25	2.85	0.25	500,000	0.25
150,000	10/30/00	0.34	3.08	0.34	150,000	0.34
400,000	01/17/01	0.50	2.30	0.50	400,000	0.50
80,000	07/03/01	0.50	3.76	0.50	80,000	0.50
1,000,000	07/09/01	0.25	2.78	0.25	1,000,000	0.25
3,000,000	08/15/02	1.00	3.88	1.00	1,000,000	1.00
20,000	02/07/03	0.50	5.36	0.50	20,000	0.50
500,000	03/07/03	0.50	5.44	0.50	500,000	0.50
7,190,000				$0.60	5,190,000	$0.45

Summary of share option activity and information concerning options at September 30, 2003:

	Nine Months Ended	Year Ended
	September 30, 2003	December 31, 2002
Balance, beginning of period	6,870,000	2,340,000
Granted	520,000	1,530,000
Expired	(200,000)	$-
Cancelled	-	(200,000)
Balance, end of period	7,190,000	3,670,000

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

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at September 30, 2003 and are not included in common shares issued and outstanding.

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

British Columbia Bio Ventures (BCBV)

On September 1, 2002, the Company entered into a consulting agreement with BCBV whereby the Company agreed to pay a minimum of $10,000 Cdn. per month for a period of 36 months. At that time the Company and its President also agreed that the President would transfer his 1,000,000 performance shares to the consultants. These shares were not transferred. On March 7, 2003 the September 1, 2002 agreement was terminated and the intended transfer of the 1,000,000 performance shares was cancelled. A new agreement dated March 7, 2003 was entered into whereby Agronix purchased from BCBV the rights to their intellectual and technological properties and technical systems and processes in exchange for 1,200,000 common shares at an estimate of their fair value of $0.33 per share for a total of $396,000 and 500,000 share options at $0.50 to be divided between the two principals of BCBV. Under the terms of the agreement, Agronix has agreed that BCBV will manage the new Operations Division of Agronix.

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

8.       COMMITMENTS

Collaborative Research and Development Agreement

The Company has consolidated its research and development activities at Carleton University in Ottawa, Canada where pursuant to an agreement (the "Agreement") effective May 1, 2001 and as amended July 17, 2001, the Company has committed to fund a maximum of approximately $440,000 towards certain projects over the four year period ending April 30, 2005. Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days.

The Company will own any new technologies and/or intellectual property arising out of these research and development activities. Carleton will have the right to (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company. To date the Company has incurred $211,019 for research and development and $35,698 in accrued interest on its outstanding liability to Carleton.

The research and development agreement has been discontinued until such a time that the Company is able to satisfy its obligation to Carlton University.

Licensing Agreement

The Company has entered into a licensing agreement dated February 28, 2003 with a private Jamaican registered company whereby the Company has committed to provide exclusive rights to introduce the Company's technology throughout the Caribbean (Caricom region). Under the agreement the Company has received a promissory loan note, the principal amount of $2,500,000; non-interest bearing and expiring on August 31, 2003. The note has been extended to December 31, 2003.

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

TERRALIFT U.K. LTD. / ORGANIC WASTE RETURNS LTD.

The Company entered into a Letter of Intent with Organic Waste Returns Ltd. ("OWR") dated January 7, 2003 whereby it had committed to acquire an 82% interest in a private Ireland registered company (OWR) for $1,500,000 cash and $1,000,000 worth of common stock. Under a separate Letter of Intent, OWR would aquire 100% of Terralift U.K. Ltd. Agronix would effectively be acquiring 82% of OWR, which would acquire 100% of Terralift. The Letter of Intent had an initial expiry date of January 31, 2003 but has been extended to August 31, 2003.

On September 22, 2003 the company signed a formal agreement with OWR and Terralift U.K. Ltd. which called for a deposit of $50,000 which had not been paid as at September 30, 2003. The Company has 90 days from the date of signing this agreement to close on the agreement.

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

As well, under a separate letter of intent the Managing Director of Terralift shall be granted a stock option of Five Hundred Thousand (500,000) Agronix, Inc. shares issued quarterly from the date of closing, at market value, over 2 (two) years, for a consulting agreement to develop residual products from Agronix processing facilities.

9.       INCOME TAXES

At September 30, 2003, the company has net operating losses carried forward of approximately $2,700,000 that may be offset against future taxable income to 2023. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2023 taxation years. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

10.       RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2003, the Company paid $100,825 in salary and consulting fees to its president and C.E.O. including cash payments of $50,025 and 160,000 common shares valued at $50,800. The Company also paid $552,618 to certain officers and other shareholders as legal and consulting fees comprised of cash payments of $94,688 and 1,598,611 common shares valued at $457,930. The Company paid 1,200,000 common shares valued at $396,000 for research and development to BCBV as disclosed in note 7.

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

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of September 30, 2003, the Company had cash on hand of $119,473, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock and to seek commercial alliances and begin production where market opportunities exist.

The Company experienced a net loss of $1,427,380 for the nine months ended September 30, 2003, compared with a loss of $957,446 for the same period last year. The loss for the nine months ending September 30, 2003 is approximately $469,934 more than the loss for the same period of 2002. The difference is primarily due to stock based compensation for consulting and management, and research and development costs that weren't realized in 2002. Pursuant to an agreement entered into by the Company and BIOMAX Inc., a Canadian company located in Quebec City (a developer of automated organic waste processing plants), the Company and Biomax have created a subsidiary 3884171 Canada Inc. ("Newco") to further develop and commercialize Biomax's "Robo III" technology by combining the Robo III technology with the Agronix proprietary technology. In exchange for its technology contribution, Biomax has an 80% interest in Newco, and for its cash contribution of $229,000 CAD, intellectual property and proprietary soil science expertise Agronix has received exclusive licensing rights and a 20% equity interest. Agronix has the right to purchase a further 30% equity interest over the next 3 years for $1,500,000 CAD. The asset in Newco has been expensed as per US GAAP rules; however, this accounting change has no material affect on the acquisition of the technology acquired by Agronix, Inc. and the related contracts.

Agronix has specifically focused on negotiating joint venture Bio-Conversion Reactor System (BCR) plants in the following jurisdictions:

Europe - Ireland

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

During the third quarter of 2003 the Company focused on raising capital for the acquisition of a facility in Ireland. It has been in Ireland with financing partners reviewing the technology and facility, which the company intends to acquire prior to the end of the year.

The Company entered into a LOI with Organic Waste Returns, Ltd., dated January 7, 2003 whereby it had committed to acquire an 82% interest in the private Ireland registered company (OWR) for $1,500,000 cash and $1,000,000 worth of common stock. Under a separate Letter of Intent, OWR would acquire 100% of Terralift U.K. Ltd. Agronix would effectively be acquiring 82% of OWR, which owns 100% of Terralift. The letter of intent had an initial expiry date of January 31, 2003 but had been extended to August 31, 2003. Under the Letter Of Intent, Agronix would purchase 82% of Organic Waste Returns Ltd. (OWR).

On September 22, 2003 the company signed a formal agreement with OWR and Terralift U.K. Ltd, which included a deposit of $50,000. The company has 90 days from the date of signing this agreement to close on the agreement.

In addition, Dave Roberts and Dale Fehr have joined the Agronix team. Mr. Roberts and Mr. Fehr will provide the Company with due diligence for the acquisitions of profitable targeted sites as they relate to the BCR & BCIR Systems.

The addition of Dave Roberts and Dale Fehr of BC BioVentures is in keeping with the direction of the Company's business plan and mission statement. Recognizing the change in market conditions and implementing the Company's technologies through partnering in existing facilities is intended to bring revenue into the Company in a more efficient and cost effective manner.

The signed agreement for the Castleblayne, Ireland plant is a significant step forward for the company in that it will provide immediate revenues for the company upon closing.

The Company is working with strategic partners globally, which could result in advancements for the Company for the balance of this year and well into 2004.

The Company's shares are listed for trading on the OTC Bulletin Board under the symbol "AGNI."

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2003, the Company issued a total of 1,287,378 shares. A total of 276,878 of these shares were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $61,001, and the Company paid no underwriting discounts or commissions. The shares were issued in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occured outside the United States. The shares were issued on various dates between July 1, 2003 and September 30, 2003, to persons who subscribed for purchase of such shares pursuant to the terms of an offering memorandum dated April 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under theSecurities Exchange Act of 1934, as amended.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRONIX, INC.

By:/S/ PETER DRUMMOND
Peter Drummond, Chairman and Chief Executive Officer

By: /S/ BRIAN HAUFF
Brian Hauff, President, Chief Financial Officer and a Director

By:/S/ PETER J. BARNETT
Peter J. Barnett, Director

Date: November 14, 2003

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I, Peter Drummond, certify that:

I have reviewed this quarterly report on Form 10-QSB of Agronix, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 14, 2003	By:/S/ PETER DRUMMOND Peter Drummond, Chairman and Chief Executive Officer

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I,Brian Hauff, certify that:

I have reviewed this quarterly report on Form 10-QSB of Agronix, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.
Date: November 14, 2003	By:/S/ BRIAN HAUFF Brian Hauff, Chief Financial Officer and Director

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Agronix, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Drummond, Chief Executive Officer and Chairman of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ PETER DRUMMOND
Peter Drummond, Chairman and Chief Executive Officer

Date: November 14, 2003

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Agronix, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Hauff, Chief Financial Officer and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ BRIAN HAUFF
Brian Hauff, Chief Financial Officer and Director

Date: November 14, 2003