Form 10KSB
period 2003-12-31
AGRONIX INC
filed 2004-03-30
CIK 1113546

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $ 3,294,010, based upon close price as of $0.15 as of March 29, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 29, 2004, the Company had 28,028,067 shares outstanding.

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

Recognizing this urgent need, Agronix has acquired and developed two independent technical processes that can be operated independently or in conjunction with one another to produce fully sanitized and bio-chemically stabilized end products from sewage sludge, animal manures and other organic residues that can be sold into the market as agronomic and chemical commodities. These two processes are:

1) GLOBAL ORGANIC (G.O.)SYSTEM

The G.O. SYSTEM formulates organic waste based on various composition content and transforms it by a fully optimized process into self-sufficient nutrient growth substrates and high-grade organically-based fertilizers using a proprietary procedure.

The G.O. SYSTEM plant is capable of processing organic waste material and can be increased modularly to meet tonnage requirements. It will consist of the following components:

1. A receiving area.

2. An initial processing module consisting of four concrete troughs.

3. Organic waste processors.

4. A bio-filter tunnel for controlling emissions.

5. A silo for storing bulking agents.

6. A silo for storing micro-nutrients.

7. An agitating/turner machine.

8. A post processing facility.

The G.O. SYSTEM technology is fully engineered and being marketed internationally.

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

The Business Of The Company

Description of Business

The Company intends to initially use its G.O. System technology to treat organic wastes that are relatively contaminant free, such as poultry, cattle and hog manure, and process it into growth substrates and high-grade organically-based fertilizers. The Company has identified North American and other world locations of concentrated organic waste and intends to build its plants in those areas.

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

The Products

The Agronix G.O. System is designed to process organic waste residues under specific optimally controlled conditions to manufacture a high-quality bio-converted organic fertilizer and growth substrate. These products are designed to restore and maintain soil organic matter quality and quantity, improve soil aggregation and porosity, increase water infiltration and retention and reduce erosion. The finished bioconverted product can be sold as is, or can be further processed into two categories of products:

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

Limited Capital - Need for Additional Financing

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

Start-Up Company - Limited Operating History

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

Lack of Profitability

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

Lack of Liquid Public Market

Although there is currently a limited public market for the Company's stock, there is no assurance that a more active or liquid market will develop in the future. There is a possibility that even if a more active or liquid market does develop for a period of time, it may not be maintained. It may also be adversely by future issuances of shares. Therefore, persons who acquire stock in the Company may have a difficult time liquidating their investment.

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

Control by Current Management and Shareholders

The Company's executive officers, directors, and greater than 5% shareholders (and their affiliates) currently beneficially own approximately 21.65% of the Company's outstanding Common Stock (including performance shares held in escrow).

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently has no investments in real estate, real estate mortgages, or real estate securities. The Company's principal executive office is 1666 West 75th Avenue, Vancouver, B.C., Canada V6P 6G2. The Company's telephone numbers are (604) 714-1606 and 1-877-377-2974.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded under the symbol "AGNI." These securities are quoted in the over-the-counter market. AGNI was listed for trading in May 2002, and began trading in June 2002. The following table sets forth the Company's high and low bids for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year 2003	High	Low
First Quarter	.36	.20
Second Quarter	.82	.21
Third Quarter	.42	.15
Fourth Quarter	.25	.16

The closing bid price of the Company's common stock as reported on the Over-the- Counter Bulletin Board on March 17, 2004 was $0.18 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions. These securities are currently held of record by a total of approximately 600 persons.

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

During the quarter ended December 31, 2003, the Company issued a total of 2,658,125 shares. A total of 1,629,625 of these shares were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $ 307,628.77, and the Company paid no underwriting discounts or commissions. The shares were issued in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States. The shares were issued on various dates between October 1, 2003, and December 31, 2003, to persons who subscribed for purchase of such shares pursuant to the terms of an offering memorandum dated: April 30, 2003 or November 1, 2003.

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

Overview

The number of authorized shares of common stock in the Company was 25,000,000, and 10,000,000 shares of preferred stock were also authorized. In January 2002, in conjunction with a 2:1 forward split of its issued and outstanding common stock, the Company increased its authorized common stock from 25,000,000 to 50,000,000 shares.

Plan of Operations

Agronix, Inc. is in the development stage of its planned business of remediating organic wastes (animal manure, sewage sludge, bio-solids, produce processing waste, etc.) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value-added agri-products. The Company refers to its technology as the Global Organic System, or "G.O. System." The G.O. System is now fully engineered and ready to enter the market. The Company has located a permitted site in Ireland to launch its first plant. The primary focus for the Company is the acquisition and subsequent retrofit of the facility in Ireland.. The Company anticipates that, if completed, this facility will provide the Company with significant revenues while showcasing all components of the G.O. System technology in one facility.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of December 31, 2003, the Company had cash on hand of $38,281, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. It will also continue to pursue strategic alliances and secure plants where market opportunities exist.

The Company experienced a net loss of $ 1,937,835 for the year ended December 31, 2003, compared with a loss of $1,374,450 for 2002. The loss for the year ending December 31, 2003 is approximately $563,385 more than the loss for 2002. The difference is primarily due to stock-based compensation for consulting and management, and research and development costs that weren't realized in 2002. Pursuant to an agreement entered into by the Company and BIOMAX Inc., a Canadian company located in Quebec City (a developer of automated organic waste processing plants), the Company and Biomax have created a subsidiary 3884171 Canada Inc. ("Newco") to further develop and commercialize Biomax's "Robo III" technology by combining the Robo III technology with Agronix' proprietary technologies. In exchange for its technology contribution, Biomax has an 80% interest in Newco. For its cash contribution of $229,000 CAD, intellectual property and proprietary soil science expertise Agronix has received exclusive licensing rights and a 20% equity interest. Agronix has the right to purchase a further 30% equity interest over the next 2 years for $1,500,000 CAD.

Agronix has specifically focused on negotiating joint venture Global Organic System (G.O. System) plants in the following jurisdictions:

Europe - Ireland

United States - Massachusetts, New York

Canada - Alberta, British Columbia and Quebec

Caricom - Jamaica

The Company has had discussions with the Farm Credit Corporation (FCC) of Canada to provide 75% financing for plants to be constructed in Canada, but there is no assurance that this funding will be available. 100% financing is available through the FCC provided the Company partners with members of the Agriculture community.

The Company is also in discussions with Overseas Private Investment Corporation (OPIC), a division of the United States Government as potential funding partner for the Ireland project.

During 2003, the Company focused on raising capital for the acquisition of the facility in Ireland and opportunities that exist in China, North America, and Europe. The Company has been approached by business leaders in the Peoples Republic of China to determine the viability of introducing its technologies in China. In December 2003 Agronix sent a team of representatives to China to complete a market evaluation of the opportunities available in China. It was determined that China represents an enormous opportunity for Agronix to enter their organic waste industry. The structuring of a cohesive partnership is essential in building a solid organization in this region. Agronix is actively putting together a team to implement their technologies.

Representatives of the Company have also been in Ireland with potential financing partners, (OPIC), and reviewing the technology and the facility, which the Company intends to acquire. The Company has received the term sheet for the loan agreement, and is in the final stages of negotiations.

The Company entered into a Letter of Intent, dated January 7, 2003, with Organic Waste Returns ("OWR") whereby it proposed to commit to acquire an 82% interest in the private Ireland registered company for $1,500,000 cash, and the equivalent of $1,000,000 of common stock of the Company. Under a separate Letter of Intent, OWR would acquire 100% of Terralift Ireland, Ltd. Agronix would effectively acquire 82% of OWR. The letter of intent had an initial expiration date of January 31, 2003, and had been extended to August 31, 2003.

On September 22, 2003, the company signed a formal agreement with OWR and Terralift Ireland, Ltd. The agreement included a deposit of $50,000. The company had 90 days to close from the date of signing. Although the company has not yet closed on the agreement, OWR and Terralift Ireland, Ltd. have extended the terms of the agreement provided that the Overseas Private Investment Corporation remains active as a possible funding partner for the project.

In addition, British Columbia Bio-Ventures has joined the Agronix team. They will provide the Company with due diligence for the acquisitions of profitable targeted sites as they relate to Agronix Global Organic Systems.

The signing of the agreement for the Castleblayne, Ireland plant will be a significant step forward for the company in that it will provide immediate revenues for the company upon closing. This plant will also showcase Agronix technologies for the global market.

The Company is working with strategic partners globally, which could result in advancements for the Company for 2004. There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling private placements. These funds have been sufficient to cover day-to-day operational costs.

The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

ITEM 7. FINANCIAL STATEMENTS.

See the following pages.

AGRONIX, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Dale Matheson
Carr-Hilton Labonte
Chartered Accountants

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Agronix, Inc.

We have audited the consolidated balance sheets of Agronix, Inc. as at December 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from October 13, 2000 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from October 13, 2000 (inception) to December 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, a capital deficiency, has not generated any revenues from operations and has incurred significant losses since inception raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Dale Matheson Carr-Hilton LaBonte"

CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 29, 2004, except for Notes 4 and 13 which are dated as of March 12, 2004

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31	December 31
	2003	2002
CURRENT
Cash	$38,281	$23,093
Receivables	10,589	22,597
Prepaid expenses and deposits (Note 12)	179,976	15,085
	228,846	60,775
FIXED ASSETS (Note 3)	6,306	10,326
DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD. (Note 4)	50,000	-
INVESTMENT IN 3884171 CANADA INC. (Note 5)	1	1
	$285,153	$71,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$388,262	$259,078
Due to related parties (Note 6)	63,440	63,440
	451,702	322,518
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 7)
Authorized:

50,000,000 common shares with a par value of $0.001 per share

10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
27,503,715 (2002: 20,967,981) common shares	17,782	11,247
Additional paid in capital	4,778,622	2,797,610
Common stock subscriptions	35,155	-
	4,831,559	2,808,857
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(4,998,108)	(3,060,273)
	(166,549)	(251,416)
	$285,153	$71,102

Continuance of operations (Note 1)

Commitments (Notes 4 and 9)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative
	From Inception	For the	For the
	(Jan 20, 2000)	Year Ended	Year Ended
	to December 31	December 31	December 31
	2003	2003	2002
INTEREST INCOME	$3,746	$773	$547
EXPENSES
Consulting and management fees	2,583,813	1,111,151	593,848
Depreciation	20,629	4,239	15,179
General and administrative	201,523	107,141	40,133
Professional fees	236,846	62,271	63,331
Rent	57,128	14,915	21,782
Research and development	1,174,542	404,389	271,470
Salaries and benefits	196,050	122,484	73,566
Shareholder communications	57,790	23,860	26,571
Travel and promotion	323,383	87,729	119,396
	4,851,704	1,938,179	1,225,276
LOSS before the following	(4,847,958)	(1,937,406)	(1,224,729)
Loss on impairment of investment in
and advances to 3884171 Canada Inc.	(150,150)	(429)	(149,721)
NET LOSS FOR THE YEAR	$(4,998,108)	$(1,937,835)	$(1,374,450)

Basic loss per share		$(0.08)	$(0.07)
Weighted average common
shares outstanding		23,944,045	19,778,109

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Year Ended	Year Ended
	to December 31	December 31	December 31
	2003	2003	2002
Cash derived from (applied to):
OPERATING ACTIVITIES
Net Loss for the year	$(4,998,108)	$(1,937,835)	$(1,374,450)
Depreciation	20,629	4,239	15,179
Non-cash research and development	779,856	396,000	-
Stock based compensation	935,850	257,950	200,900
Impairment of Investment in 3884171 Canada Inc.	149,721	-	149,721
Wages paid through the issuance of common shares	55,300	50,800	4,500
Rent paid through issuance of common shares	23,209	-	13,100
Consulting ,management and professional fees paid
through the issuance of common shares	1,062,664	687,404	326,045
Change in non-cash working capital
Receivables	(10,589)	12,008	(21,526)
Prepaid expense and deposits	(179,976)	(164,891)	(10,998)
Payables and accruals	375,158	129,184	230,290
	(1,786,286)	(565,141)	(467,239)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	(6,430)
Advances from (to) shareholder	(14,267)	-	-
Shares issued for cash	1,966,893	595,392	418,362
Shares subscribed	35,155	35,155	-
	2,051,221	630,547	411,932
INVESTING ACTIVITIES
Acquisition of fixed assets	(26,932)	(218)	(15,505)
Deposit on Terralift Ireland, Ltd.	(50,000)	(50,000)	-
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	(6,705)
	(226,654)	(50,218)	(22,210)
Increase (Decrease) in cash	38,281	15,188	(77,517)
Cash, beginning of the year	-	23,093	100,610
Cash, end of the year	$38,281	$38,281	$23,093
Supplemental cash flow information:
Shares issued for research and development	$779,856	$396,000	$-
Stock based compensation	$935,850	$257,950	$200,900
Shares issued for rent	$23,209	$-	$13,100
Shares issued for consulting and legal services	$1,062,664	$687,404	$326,045
Shares issued for wages	$55,300	$50,800	$4,500

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2003

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

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2003

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

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2003

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

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2003

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance forward	20,967,981	$11,247	$2,797,610	$-	$(3,060,273)	$(251,416)
Shares issued for research
at $0.33 per share	1,200,000	1,200	394,800	-	-	396,000
Shares issued for consulting
services at $0.21 per
share	25,000	25	5,225	-	-	5,250
Shares issued for consulting
services at $0.26 per
share	15,000	15	3,885	-	-	3,900
Shares issued for consulting
services at $0.27 per
share	49,500	50	13,315	-	-	13,365
Shares issued for consulting
services at $0.30 per
share	69,500	69	20,781	-	-	20,850
Shares issued for consulting
services at $0.31 per
share	25,000	25	7,725	-	-	7,750
Shares issued for consulting
services at $0.33 per
share	89,500	90	29,445	-	-	29,535
Shares issued for consulting
services at $0.34 per
share	10,000	10	3,390	-	-	3,400
Shares issued for consulting
services at $0.37 per
share	200,000	200	73,800	-	-	74,000
Shares issued for consulting
services at $0.38 per
share	40,000	40	15,160	-	-	15,200
Shares issued for cash
at $0.20 per share	125,000	125	24,875	-	-	25,000
Shares issued for cash
at $0.32 per share	39,186	39	12,531	-	-	12,570
Shares issued for cash
at $0.34 per share	18,470	18	6,262	-	-	6,280
Shares issued for cash
$0.35 per share	101,143	101	35,299	-	-	35,400
Common stock subscriptions	-	-	-	33,883	-	33,883
Balance carried forward	22,975,280	$13,254	$3,444,103	$33,883	$(3,060,273)	$430,967

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2003

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance forward	22,975,280	$13,254	$3,444,103	$33,883	$(3,060,273)	$430,967
Shares issued for consulting
services at $0.25 per
share	24,500	25	6,100	-	-	6,125
Shares issued for consulting
services at $0.26 per
share	10,000	10	2,590	-	-	2,600
Shares issued for consulting
services at $0.29 per
share	10,000	10	2,890	-	-	2,900
Shares issued for legal
services at $0.45 per
share	11,111	11	4,989	-	-	5,000
Shares issued for consulting
services at $0.46 per
share	4,500	5	2,066	-	-	2,071
Shares issued for consulting
services at $0.48 per
share	44,500	44	21,316	-	-	21,360
Shares issued for salary
at $0.25 per share	20,000	20	4,980	-	-	5,000
Shares issued for salary
at $0.46 per share	20,000	20	9,180	-	-	9,200
Shares issued for salary
at $0.48 per share	20,000	20	9,580	-	-	9,600
Shares issued for cash
at $0.21 per share	75,714	76	15,814	-	-	15,890
Shares issued for cash
at $0.27 per share	11,629	12	3,128	-	-	3,140
Shares issued for cash
at $0.29 per share	16,241	16	4,694	-	-	4,710
Shares issued for cash
at $0.32 per share	117,376	117	37,443	(22,250)	-	15,310
Shares issued for cash
at $0.35 per share	41,400	41	14,449	(11,633)	-	2,857
Shares issued for cash
at $0.47 per share	10,414	10	4,880	-	-	4,890
Shares issued for cash
at $0.51 per share	51,553	52	26,293	-	-	26,345
Shares issued for cash
at $0.52 per share	9,615	10	4,990	-	-	5,000
Shares issued for cash
at $0.57 per share	60,051	60	34,155	-	-	34,215
Shares issued for cash
at $0.67 per share	24,328	24	16,249	-	-	16,273
Balance carried forward	23,558,212	$13,837	$3,669,889	$-	$(3,060,273)	$623,453

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2003

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance forward	23,558,212	$13,837	$3,669,889	$-	$(3,060,273)	$623,453
Shares issued for consulting
services at $0.20 per
share	12,000	12	2,388	-	-	2,400
Shares issued for consulting
services at $0.21 per
share	125,000	125	26,125	-	-	26,250
Shares issued for consulting
services at $0.22 per
share	214,500	215	46,975	-	-	47,190
Shares issued for consulting
services at $0.25 per
share	4,500	5	1,120	-	-	1,125
Shares issued for consulting
services at $0.26 per
share	200,000	200	51,800	-	-	52,000
Shares issued for consulting
services at $0.27 per
share	400,000	400	107,600	-	-	108,000
Shares issued for consulting
services at $0.28 per
share	14,500	15	4,045	-	-	4,060
Shares issued for consulting
services at $0.37 per
share	30,000	30	11,070	-	-	11,100
Shares issued for consulting
services at $0.45 per
share	10,000	10	4,490	-	-	4,500
Shares issued for cash
at $0.17 per share	142,944	143	24,158	-	-	24,301
Shares issued for cash
at $0.23 per share	17,174	17	3,933	-	-	3,950
Shares issued for cash
at $0.26 per share	49,461	49	12,811	-	-	12,860
Shares issued for cash
at $0.67 per share	7,299	7	4,883	-	-	4,890
Shares issued for wages
at $0.22 per share	20,000	20	4,380	-	-	4,400
Shares issued for wages
at $0.25 per share	20,000	20	4,980	-	-	5,000
Shares issued for wages
at $0.28 per share	20,000	20	5,580	-	-	5,600
Common stock subscriptions	-	-	-	200,922	-	200,922
Balance carried forward	24,845,590	$15,125	$3,986,227	$200,922	$(3,060,273)	$1,142,001

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2003

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance forward	24,845,590	$15,125	$3,986,227	$200,922	$(3,060,273)	$1,142,001
Shares issued for consulting
services at $0.18 per
share	4,500	4	784	-	-	788
Shares issued for consulting
services at $0.20 per
share	234,500	234	46,666	-	-	46,900
Shares issued for consulting
services at $0.23 per
share	779,500	780	178,505	-	-	179,285
Shares issued for consulting
services at $0.25 per
share	10,000	10	2,490	-	-	2,500
Shares issued for cash at
$0.15 per share	431,800	432	64,338	(4,770)	-	60,000
Shares issued for cash at
$0.17 per share	65,179	65	10,957	(11,022)	-	-
Shares issued for cash at
$0.18 per share	84,000	84	15,036	-	-	15,120
Shares issued for cash at
$0.20 per share	850,000	850	169,150	(170,000)	-	-
Shares issued for cash at
$0.21 per share	15,714	15	3,270	-	-	3,285
Shares issued for cash
at $0.22 per share	35,901	36	7,888	(6,320)	-	1,604
Shares issued for cash
at $0.23 per share	136,519	136	31,272	-	-	31,408
Shares issued for cash
at $0.39 per share	10,512	11	4,089	(4,100)	-	-
Consulting fees paid	-	-	-	-	-	-
Common stock subscriptions	-	-	-	30,445	-	30,445
Stock-based compensation			257,950		-	257,950
Net loss for the period	-	-	-	-	(1,937,835)	(1,937,835)
Balance, December 31, 2003	27,503,715	$17,782	$4,778,622	$35,155	$(4,998,108)	$(166,549)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to December 31, 2003 including the results of operations of Agronix since March 26, 2001.

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations. The Company has not generated any revenues since inception and has incurred substantial losses since inception. At December 31, 2003 the Company had a working capital deficiency of $222,856 and a capital deficiency of $166,549. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

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

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. For the years ended December 31, 2003 and 2002, proforma disclosures have not been provided as no options were granted or vested to employees during these periods.

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

LONG LIVED ASSETS

The Company monitors the recoverability of long-lived assets, including fixed assets, based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company's policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Currently, expenditures related to ongoing environmental activities are charged against earnings as incurred. Estimated reclamation and closure costs including site rehabilitation are accrued by annual charges to earnings over the estimated useful life of the mine. Under SFAS 143, the Company will recognize the liability as part of the asset cost and depreciate it over the estimated useful life. The adoption of SFAS 143 did not have a material effect on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

In May, 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

FIXED ASSETS

			Net	Net
		Accumulated	December 31	December 31
	Cost	Depreciation	2003	2002
Office equipment	$7,076	$2,684	$4,393	$5,674
Computer equipment	6,644	4,731	1,913	4,299
Computer software	1,080	1,080	-	353
	$14,800	$8,495	$6,306	$10,326

4. DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD.

On January 7, 2003 the Company entered into a Letter of Intent with Organic Waste Returns Ltd. ("OWR") and Terralift Ireland Ltd. whereby the Company would acquire an 82% interest in Terralift Ireland which would be renamed Agronix Ireland. OWR will own 18% of Agronix Ireland. Terralift Ireland owns an organic waste processing plant located in Castleblayney, Ireland.

On September 22, 2003 the parties signed a formal agreement which was subsequently amended on March 12, 2004 ("the Agreement").

In accordance with the terms of the Agreement the Company paid a non-refundable deposit of $50,000 and must advance a further $100,000 on or before June 30, 2004. The balance of the purchase price due on closing is $1,400,000 in cash and $1,000,000 worth of the Company's shares of common stock based on a 20% discount to the market value at the time.

The OWR shareholders have agreed to loan $250,000 to Terralift Ireland on an interest free basis for a period of one year and will become part of the management team of the Ireland plant.

Concurrent with the closing of the Agreement, Terralift Ireland will enter into a separate agreement with Terralift UK Ltd. to handle marketing and sales of products manufactured by the Ireland plant.

The parties have extended the closing of this agreement to allow the Overseas Private Investment Corporation to finish the preparation of their loan documents to the Company for the acquisition of the Terralift Ireland plant.

The acquisition of the Ireland plant will include the existing plant (land, buildings and equipment) which manufactures compost and organic fertilizers for the turf and Golf course market. As well the parties plan a complete retrofit using Agronix technologies for a total investment of approximately $5,800,000.

British Columbia Bio Ventures Ltd. ("BCBV") has been a consultant to Agronix since 2002, BCBV sourced and acted as business consultants for Agronix in negotiations to acquire Agronix Ireland. On March 7, 2003 the Company purchased BCBV's intellectual property, trade secrets, technology right and technology systems. Under the terms of that agreement BCBV will manage the Operations Division of Agronix. BCBV will supervise, project manage and train personnel to operate the new retrofit of the Ireland Plant. The principals of BCBV are minority shareholders of OWR.

Under a separate consulting agreement, the Managing Director of Terralift Ireland will be granted a stock option of 500,000 shares issued quarterly from the date of closing, at an agreed market value, over a two year term for the purpose of developing organic fertilizers and market development for Agronix end products.

5. INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC.

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

6. DUE TO RELATED PARTIES

	December 31	December 31
	2003	2002
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12%
annum simple interest; interest payable monthly; repayable on demand or on June 30, 2004	$63,440	$63,440

7. CAPITAL STOCK

On June 11, 2001 the Company amended its Articles of Incorporation to change the authorized number of shares from 20,000,000 common shares to 25,000,000 and the authorized number of preferred shares from 5,000,000 to 10,000,000.

On January 9, 2002 the company amended its outstanding number of common shares to reflect a two-for-one split. As a result, the 9,720,997 issued and outstanding shares as of that date changed to a total of 19,441,994 issued and outstanding shares. In addition, the company amended its Articles of Incorporation to change the authorized number of shares from 25,000,000 to 50,000,000 common shares. With the exception of the Statement of Stockholders' Equity for the period from January 20, 2000 (inception) to January 2, 2002 these financial statements have been restated to reflect the two-for-one split.

The Company issues shares in payment to certain consulting, management and professional fees incurred. The shares are previously registered by way of a form S-8 Registration Statement (refer to Note 13). The Company paid $576,502 to certain officers, consultants and other shareholders as legal and consulting fees through the issuance of 2,087,111 common shares.

The Company also has an ongoing offering memorandum which is renewed every six months. The current offering commenced on November 1, 2003 and will be closed on April 30, 2004.

STOCK OPTIONS AND WARRANTS

The following table summarizes information about outstanding and exercisable share options at December 31, 2003:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Excercise	Contractual	Excercise		Excercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$0.25	2.33	$0.25	840,000	$0.25
400,000	01/28/00	0.25	2.33	0.25	400,000	0.25
300,000	02/17/00	0.25	2.39	0.25	300,000	0.25
500,000	08/04/00	0.25	2.85	0.25	500,000	0.25
150,000	10/30/00	0.34	3.08	0.34	150,000	0.34
400,000	01/17/01	0.50	2.30	0.50	400,000	0.50
80,000	07/03/01	0.50	3.76	0.50	80,000	0.50
1,000,000	07/09/01	0.25	2.78	0.25	1,000,000	0.25
3,000,000	08/15/02	1.00	3.88	1.00	1,000,000	1.00
20,000	02/07/03	0.50	5.36	0.50	20,000	0.50
6,690,000				$0.61	4,690,000	$0.44

Summary of share option activity and information concerning options at December 31, 2003:

	Year Ended	Year Ended
	December 31, 2003	December 31, 2002
Balance, beginning of year	6,870,000	3,670,000
Granted	520,000	3,200,000
Expired	(200,000)	$-
Cancelled	(500,000)	-
Balance, end of year	6,690,000	6,870,000

During the first quarter of 2003, the Company granted options to purchase 520,000 shares of the Company's common stock to certain consultants at a price of $0.50 per share for a period of six years. Compensation expense of $169,200 related to these options has been recorded. The fair value of these consultant stock options was estimated at the grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3.14%, 204.22% volatility, and an expected life of six years. During the fourth quarter of 2003, options to purchase 500,000 shares have been cancelled.

During the year the Company entered into a five year non-exclusive financial services consulting agreement. In consideration the Company granted 2,000,000 common stock purchase warrants entitling the holder to purchase restricted shares of the Company's common stock for a period of five years as follows: 500,000 shares at $0.40 per share; 500,000 shares at $0.75 per share; 500,000 shares at $1.00 per share; and 500,000 shares at $1.50 per share. The warrants vest as follows: 500,000 effective November 30, 2003 and 500,000 at the end of each of the six, twelve and eighteen months.

The fair value of these warrants of $355,000 was estimated at the grant date using the Black-Scholes option pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, expected volatility of 188% and an expected life of five years. The fair value of these warrants will be recorded as a consulting fee upon resting of the warrants, of which $88,750 has been expensed to December 31, 2003.

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at December 31, 2003 and are not included in common shares issued and outstanding.

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

British Columbia Bio Ventures (BCBV)

On September 1, 2002, the Company entered into a consulting agreement with BCBV whereby the Company agreed to pay a minimum of $10,000 Cdn. per month for a period of 36 months. At that time the Company and its President also agreed that the President would transfer his 1,000,000 performance shares to the consultants. These shares were not transferred. On March 7, 2003 the September 1, 2002 agreement was terminated and the intended transfer of the 1,000,000 performance shares was cancelled. A new agreement dated March 7, 2003 was entered into whereby Agronix purchased from BCBV the rights to their intellectual and technological properties and technical systems and processes in exchange for 1,200,000 common shares at fair value of $0.33 per share for a total of $396,000.

The company has incurred research and development expenses as follows:

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Year Ended	Year Ended
	to December 31	December 31	December 31
	2003	2003	2002
Acquisition of organic matter expertise and intellectual property	$164,500	$-	$-
Technical development of BCR System	331,878	2,935	95,015
Technical development of BCIR System	282,163	5,453	176,455
BCBV intellectual property, systems and processes	396,000	396,000	-
	$1,174,541	$404,388	$271,470

9. COMMITMENTS

Collaborative Research and Development Agreement

The Company consolidated its research and development activities at Carleton University in Ottawa, Canada where pursuant to an agreement (the "Agreement") effective May 1, 2001 and as amended July 17, 2001, the Company committed to fund a maximum of approximately $440,000 towards certain projects over the four year period ending April 30, 2005. Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days.

The Company will own any new technologies and/or intellectual property arising out of these research and development activities. Carleton will have the right to (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company. To date the Company has incurred $215,976 for research and development and $47,053 in accrued interest leaving $263,029 due to Carleton as at December 31, 2003.

The research and development agreement has been discontinued until such a time that the Company is able to satisfy its obligation to Carlton University.

Licensing Agreement

On February 28, 2003 the Company has entered into a licensing agreement with a newly formed company in Jamaica named Agronix Caricom Inc., where the Company has committed the exclusive rights to provide its technologies throughout the Caribbean region. Although the original agreement has expired, Agronix Inc. has agreed to honour this agreement while nogotiations continue with the Jamaican government and industry partners. Mr. Ashley Cooper is Agronix's official agent conducting these negotiations in Jamaica. The Company is scheduled to make a presentation to the government agency in charge of organic waste and industry investors before the end of May 2004. The Company's operations division will make this presentation. The purpose of the Caricom presentation is to establish a "start-date" for Agronix and the Jamaican government to development a plant in Jamaica.

Consulting Agreements

The Company has entered into certain consulting agreements whereby the Company has committed to issue a total of 39,500 shares per month to consultants for each month of service provided subject to monthly renewals.

Executive Employment Agreement

The Company has entered into an executive employment agreement effective August 15, 2002 whereby the Company has agreed to pay $20,000 per month if and when those funds are available to its C.E.O for a period of sixty months. The Company may issue up to 20,000 shares in lieu of salary any months where the funds are not available. The Company must pay four months salary on termination. Under the terms of this agreement the Company also granted stock options to the C.E.O. providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years. (See Note 7.)

10. INCOME TAXES

At December 31, 2003, the company has net operating losses carried forward of approximately $2,900,000 that may be offset against future taxable income to 2023. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2023 taxation years. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

11. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company paid $179,098 (2002 - $130,890) in salary and consulting fees to its senior executives including cash payments of $128,298 (2002 - $126,390) and 160,000 common shares valued at $50,800 (2002 - 10,000 common shares valued at $4,500). The Company paid 1,200,000 common shares valued at $396,000 for research and development to BCBV as disclosed in note 8.

12. PREPAID EXPENSES

Effective November 28, 2003 the Company entered into a one year public relations and shareholder relations agreement whereby the Company paid a total of $145,000 by way of cash of $30,000 and 500,000 shares of the Company's restricted common stock with a fair value of $115,000. As at December 31, 2003 $133,430 has been recorded as a prepaid expense. Subsequent to year end the parties agreed to terminate the arrangement and the Company is in the process of having the shares of restricted common stock returned to treasury for cancellation.

13 SUBSEQUENT EVENTS

Effective March 5, 2004 the Company filed a form S-8 Registration Statement in connection with its newly adopted 2004 Stock Incentive Plan allowing for the direct award of shares or granting of options to acquire shares up to a total of 5,000,000 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Peter Drummond	52	CEO and Chairman since September 2002
Brian Hauff	56	President, CFO and Director since March 2001
Peter J. Barnett	65	Director since March 2001

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

Our Board of Directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Code of Ethics

On November 12, 2003, the Company adopted a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. A copy of the Code of Ethics is attached to this report as an exhibit.

Compliance With Section 16(a) of the Exchange Act.

The Company's officers, directors and principal shareholders have each filed Initial Statements of Beneficial Ownership of Securities.

ITEM 10. EXECUTIVE COMPENSATION.

During the year ended December 31, 2003, the company paid $179,098 in salary and consulting fees to its senior officers, including cash payments of $128,298, of which $60,000 and 160,000 common shares valued at $50,800 were paid to its CEO. The Company also paid $687,841 to certain officers and other shareholders as legal and consulting fees comprised of cash payments of $111,339 and 2,087,111 common shares valued at $576,502. The Company paid 1,200,000 shares valued at $396,000 for research and development to BCBV as disclosed in Note 7 to the financial statements. During the third quarter of 2002, the Company granted options to purchase 3,000,000 shares of the Company's common stock to the Company's CEO at a price of $1.00 per share for a period of five years. One third of these options vest immediately, one third will vest upon the completion of five years of service and one third when the Company's share capitalization reaches $100 million.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class
Brian Hauff (1) (2) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	1,900,000 (2)	6.7%
Peter J. Barnett (1) (3) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	828,000(3)	2.95%
Peter Drummond (1) (4) 1666 West 75th Avenue Vancouver, B.C.,Canada V6P 6G2	3,340,000	11.9%
Epsom Investment Services 16 Pietermaai Curacao, Nederlands, Antilles	7,800,000	27.8%
All directors and executive officers as a group (3 in number)	6,068,000	21.65%

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

(3) Includes 128,000 shares owned by family members, of which Mr. Barnett may be deemed to be the beneficial owner. Also includes 400,000 options to purchase 400,000 shares of common stock at a price of $0.50. The options expire on January 28, 2006.

(4) Includes 120,000common shares and 3,300,000 options to purchase 3,300,000 shares of common stock at prices from $0.50 to $1.00. 300,000 options expire on January 17, 2006. Also includes 3,000,000 options for underlying common stock of the Company, the first 1,000,000 of which are immediately exerciseable at a price of $1.00 per option; the second 1,000,000 options will vest and become exerciseable at the time the market capitalization of the Company reaches $100,000,000, and the third 1,000,000 options will vest and become exerciseable when Mr. Drummond has served as Chief Executive Officer of the Company for five years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the third quarter of 2002, the Company granted options to purchase 3,000,000 shares of the Company's common stock to the Company's CEO at a price of $1.00 per share for a period of five years. One third of these options vest immediately, one third will vest upon the completion of five years of service and one third when the Company's share capitalization reaches $100 million.

On March 1, 2002, the Company approved a stock option plan whereby 3 million shares will be available to compensate some of the company's key contributing consultants and allow the company to retain and hire qualified personnel. The 3 million options granted to the CEO as described above were not granted in connection with this plan.

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the Company's President. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at December 31, 2002 and are not included in common shares issued and outstanding.

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

During the year ended December 31, 2002, the company paid $130,890 in salary and consulting fees to its senior officers, including cash payments of $126,390, and 10,000 common shares valued at $4,500. The Company also paid $420,923 to certain officers and other shareholders as consulting fees comprised of cash payments of $114,355 and 560,000 common shares valued at $306,568. In addition, the Company paid 33,860 shares valued at $13,097 to a shareholder in consideration for a premises lease.

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

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 17, 2000 ).31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit and audit related fees billed by Dale Matheson Carr-Hilton LaBonte (formerly LaBonte & Co.) for audit of the Company's annual financial statements for review of the Company's quarterly financial statements filed on Form 10-QSBwere $ 18,000 for the fiscal year ended December 31, 2003, and $14,000 for the fiscal year ended December 31, 2002.

Tax Fees

The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte for tax compliance, advice and planning were $Nil for the fiscal year ended December 31, 2003, and $Nil for the fiscal year ended December 31, 2002.

All Other Fees

Dale Matheson Carr-Hilton LaBonte did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2003 and December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRONIX, INC.

By:/S/ PETER DRUMMOND
Peter Drummond, Chairman and Chief Executive Officer

Date: Date: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/S/ PETER DRUMMOND
Peter Drummond, Chairman and Chief Executive Officer

Date: March 30, 2004

By: /S/ BRIAN HAUFF
Brian Hauff, President, Chief Financial Officer and a Director

Date: March 30, 2004

By:/S/ PETER J. BARNETT
Peter J. Barnett, Director

Date: March 30, 2004