Form 10QSB
period 2004-03-31
AGRONIX INC
filed 2004-06-01
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2004, there were 28,529,800 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)
MARCH 31, 2004

CONTENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-1
Interim Consolidated Statements of Operations	F-2
Interim Consolidated Statements of Cash Flows	F-3
Notes to Interim Consolidated Financial Statements	F-4

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31
	2004	2003
	(Unaudited)
CURRENT
Cash	$12,665	$38,281
Receivables	1,575	10,589
Prepaid expenses and deposits (Note 12)	143,119	179,976
	157,359	228,846
FIXED ASSETS (Note 3)	6,399	6,306
DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD. (Note 4)	-	50,000
INVESTMENT IN 3884171 CANADA INC. (Note 5)	1	1
	$163,759	$285,153

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$411,159	$388,262
Due to related parties (Note 6)	63,440	63,440
	474,599	451,702
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 7)
Authorized:

     50,000,000 common shares with a par value of $0.001 per share
     10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
28,529,800 (2003: 27,503,715) common shares	18,808	17,782
Additional paid in capital	4,925,436	4,778,622
Common stock subscriptions	26,910	35,155
	4,971,154	4,831,559
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(5,281,994)	(4,998,108)
	(310,840)	(166,549)
	$163,759	$285,153

Continuance of operations (Note 1)
Commitments (Notes 4 and 9)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative	For the	For the
	From Inception	Three Month	Three Month
	(Jan 20, 2000)	Period Ended	Period Ended
	to March 31	March 31	March 31
	2004	2004	2003
INTEREST INCOME	$3,810	$64	$344
EXPENSES
Consulting and management fees	2,731,232	147,419	406,978
Depreciation	21,663	1,034	1,094
General and administrative	220,375	18,852	32,699
Professional fees	297,209	60,363	6,458
Rent	60,485	3,357	550
Research and development	1,174,542	-	409,025
Salaries and benefits	202,650	6,600	14,760
Shareholder communications	79,904	22,114	2,261
Travel and promotion	347,594	24,211	7,722
	5,135,654	283,950	881,547
LOSS before the following	(5,131,844)	(283,886)	(881,203)
Loss on impairment of investment in
and advances to 3884171 Canada Inc.	(150,150)	-	-
NET LOSS FOR THE YEAR	$(5,281,994)	$(283,886)	$(881,203)

Basic loss per share		$(0.01)	$(0.04)
Weighted average common
shares outstanding		$-27,943,735	$21,577,318

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative	For the	For the
	From Inception	Three Month	Three Month
	(January 20, 2000)	Period Ended	Period Ended
	to March 31	March 31	March 31
	2004	2004	2003
Cash derived from (applied to):
OPERATING ACTIVITIES
Net loss for the period	$(5,281,994)	$(283,886)	$(876,673)
Depreciation	21,663	1,034	1,094
Non-cash research and development	779,856	-	396,000
Stock based compensation	935,850	-	169,200
Impairment of Investment in 3884171 Canada Inc.	149,721	-	-
Expense of Terralift deposit	50,000	50,000	-
Wages paid through the issuance of common shares	61,900	6,600	12,000
Rent paid through issuance of common shares	23,209	-	-
Consulting, management and professional fees paid
through the issuance of common shares	1,165,678	103,014	161,250
Change in non-cash working capital
Receivables	(1,575)	9,014	11,037
Prepaid expense and deposits	(179,178)	798	(6,919)
Payables and accruals	398,055	22,897	48,433
	(1,876,815)	(90,529)	(84,578)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	(7,913)
Advances from (to) shareholder	(14,267)	-	-
Shares issued for cash	2,022,933	56,040	113,132
Shares subscribed	45,155	10,000	-
	2,117,261	66,040	105,219
INVESTING ACTIVITIES
Acquisition of fixed assets	(28,059)	(1,127)	(17)
Deposit on acquisition of Terralift Ireland Ltd.	(50,000)	-	-
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	-
	(227,781)	(1,127)	(17)
Increase (Decrease) in cash	12,665	(25,616)	20,624
Cash, beginning of the period	-	38,281	23,093
Cash, end of the period	$12,665	$12,665	$43,717
Supplemental cash flow information:
Shares issued for research and development	$779,856	$-	$396,000
Stock based compensation	$935,850	$-	$169,200
Shares issued for rent	$23,209	$-	$-
Shares issued for consulting and legal services	$1,244,619	$181,014	$161,250
Shares issued for wages	$61,900	$6,600	$12,000

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

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

As a result of this transaction, AWR has become a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix. Since the former shareholders of AWR have acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction). These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to March 31, 2004 including the results of operations of Agronix since March 26, 2001.

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations. The Company has not generated any revenues since inception and has incurred substantial losses since inception. At March 31, 2004 the Company had a working capital deficiency of $327,240 and a capital deficiency of $310,840. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONSOLIDATION

These consolidated financial statements are presented in U.S. dollars unless otherwise stated and have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, AWR.

STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003. For the periods ended March 31, 2004 and 2003, proforma disclosures have not been provided.

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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.        FIXED ASSETS

			Net	Net
		Accumulated	March 31	December 31
	Cost	Depreciation	2004	2003
Office equipment	$7,569	$3,056	$4,514	$4,393
Computer equipment	7,278	5,393	1,885	1,913
	$14,847	$8,449	$6,399	$6,306

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

On September 22, 2003 the parties signed a formal agreement which was amended on March 12, 2004 ("the Agreement").

In accordance with the terms of the Agreement the Company paid a non-refundable deposit of $50,000 which has been expensed now that the original closing date has passed, and must advance a new deposit of $100,000 on or before June 30, 2004. The purchase price due on closing is $1,400,000 in cash and $1,000,000 worth of the Company's shares of common stock based on a 20% discount to the market value at the time.

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

5.        INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC. (continued)

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

To date, 3884171 Canada Inc. has used the funds advanced from the Company to further develop its technology and has not yet commenced commercial operations. Management has determined that the recoverability of these advances cannot be reasonably assured and as a result has recorded an impairment provision of $150,149.

6.        DUE TO RELATED PARTIES

	March 31	December 31
	2004	2003
Demand loan from a company controlled by a director - unsecured, principal in the amount of $63,440; 12%
annum simple interest; interest payable monthly; repayable on demand or on June 30, 2004	$63,440	$63,440

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

The Company issues shares in payment for certain consulting, management and professional fees incurred. The shares are previously registered by way of a form S-8 Registration Statement. During the quarter ended March 31, 2004, the Company paid $176,255 to certain officers, consultants and other shareholders as wages and consulting fees through the issuance of 1,010,500 common shares.

During the quarter ended March 31, 2004 the Company paid consulting fees of $12,300 through the issuance of 75,000 common restricted shares.

The Company also has an ongoing offering memorandum which is renewed every six months. The current offering commenced on November 1, 2003 and will be closed on April 30, 2004. During the quarter ended March 31, 2004 the Company issued 440,585 common shares for proceeds of $74,285 which $18,245 was received at December 31, 2003.

7.        CAPITAL STOCK (continued)

Effective March 5, 2004 the Company filed a form S-8 Registration Statement in connection with its newly adopted 2004 Stock Incentive Plan allowing for the direct award of shares or granting of options to acquire shares up to a total of 5,000,000 shares.

STOCK OPTIONS AND WARRANTS

The following table summarizes information about outstanding and exercisable share options at March 31, 2004:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Exercise	Contractual	Exercise		Exercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$0.25	2.08	$0.25	840,000	$0.25
400,000	01/28/00	0.25	2.08	0.25	400,000	0.25
300,000	02/17/00	0.25	2.14	0.25	300,000	0.25
500,000	08/04/00	0.25	2.60	0.25	500,000	0.25
150,000	10/30/00	0.34	2.83	0.34	150,000	0.34
400,000	01/17/01	0.50	2.05	0.50	400,000	0.50
80,000	07/03/01	0.50	3.51	0.50	80,000	0.50
1,000,000	07/09/01	0.25	2.51	0.25	1,000,000	0.25
3,000,000	08/15/02	1.00	3.63	1.00	1,000,000	1.00
20,000	02/07/03	0.50	5.11	0.50	20,000	0.50
6,690,000				$0.61	4,690,000	$0.44

        Summary of share option activity and information concerning options at March 31, 2004:

	Three Months Ended	Year Ended
	March 31, 2004	December 31, 2003
Balance, beginning of period	6,690,000	6,870,000
Granted	-	520,000
Expired	-	$(200,000)
Cancelled	-	(500,000)
Balance, end of period	6,690,000	6,690,000

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

During 2003 the Company entered into a five year non-exclusive financial services consulting agreement. In consideration the Company granted 2,000,000 common stock purchase warrants entitling the holder to purchase restricted shares of the Company's common stock for a period of five years as follows: 500,000 shares at $0.40 per share; 500,000 shares at $0.75 per share; 500,000 shares at $1.00 per share; and 500,000 shares at $1.50 per share. The warrants vest as follows: 500,000 effective November 30, 2003 and 500,000 at the end of each of the six, twelve and eighteen months.

The fair value of these warrants of $355,000 was estimated at the grant date using the Black-Scholes option pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, expected volatility of 188% and an expected life of five years. The fair value of these warrants will be recorded as a consulting fee upon vesting of the warrants, of which $88,750 has been expensed at December 31, 2003.

7.         CAPITAL STOCK (continued)

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the company's President and C.E.O. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at March 31, 2004 and are not included in common shares issued and outstanding.

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

British Columbia Bio Ventures (BCBV)

On September 1, 2002, the Company entered into a consulting agreement with BCBV whereby the Company agreed to pay a minimum of $10,000 Cdn. per month for a period of 36 months. At that time the Company and its President also agreed that the President would transfer his 1,000,000 performance shares to the consultants. These shares were not transferred. On March 7, 2003 the September 1, 2002 agreement was terminated and the intended transfer of the 1,000,000 performance shares was cancelled. A new agreement dated March 7, 2003 was entered into whereby Agronix purchased from BCBV the rights to their intellectual and technological properties and technical systems and processes in exchange for 1,200,000 common shares at a fair value of $0.33 per share for a total of $396,000.

The company has incurred research and development expenses as follows:

	Cumulative	For the	For the
	From Inception	Three Month	Three Month
	(January 20, 2000)	Period Ended	Period Ended
	to March 31	March 31	March 31
	2004	2004	2003
Acquisition of organic matter expertise and intellectual
property	$164,500	$-	$-
Technical development of BCR System	331,878	-	4,558
Technical development of BCIR System	282,163	-	8,467
BCBV intellectual property, systems and processes	396,000	-	396,000
	$1,174,541	$-	$409,045

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

The Company will own any new technologies and/or intellectual property arising out of these research and development activities. Carleton will have the right to (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company. To date the Company has incurred $213,768 for research and development and $56,191 in accrued interest leaving $269,959 due to Carleton as at March 31, 2004.

The research and development agreement has been discontinued until such a time that the Company is able to satisfy its obligation to Carlton University.

Licensing Agreement

On February 28, 2003 the Company has entered into a licensing agreement with a newly formed company in Jamaica named Agronix Caricom Inc., where the Company has committed the exclusive rights to provide its technologies throughout the Caribbean region. Although the original agreement has expired, Agronix Inc. has agreed to honour this agreement while negotiations continue with the Jamaican government and industry partners. Mr. Ashley Cooper is Agronix's official agent conducting these negotiations in Jamaica. The Company is scheduled to make a presentation to the government agency in charge of organic waste and industry investors before the end of May 2004. The Company's operations division will make this presentation. The purpose of the Caricom presentation is to establish a "start-date" for Agronix and the Jamaican government to develop a plant in Jamaica.

Consulting Agreements

The Company has entered into certain consulting agreements whereby the Company has committed to issue a total of 14,500 shares per month to consultants for each month of service provided subject to monthly renewals.

Executive Employment Agreement

The Company has entered into an executive employment agreement effective August 15, 2002 whereby the Company has agreed to pay $20,000 per month if and when those funds are available to its C.E.O for a period of sixty months. The Company may issue up to 20,000 shares in lieu of salary any months where the funds are not available. The Company must pay four months salary on termination. Under the terms of this agreement the Company also granted stock options to the C.E.O. providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years. One third of these options vested immediately, and the remaining two-thirds will vest upon the completion of certain service and financing milestones which have not yet been met.

10.         INCOME TAXES

At March 31, 2004, the company has net operating losses carried forward of approximately $3,100,000 that may be offset against future taxable income to 2024. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2024 taxation years. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

11.         RELATED PARTY TRANSACTIONS

During the period ended March 31, 2004, the Company paid $24,412 (2003 - $27,187) in salary and consulting fees to its senior executives including cash payments of $18,012 (2003 - $15,187) and 40,000 common shares valued at $6,600 (2003 - 40,000 common shares valued at $12,000).

12.         PREPAID EXPENSES

Effective November 28, 2003 the Company entered into a one year public relations and shareholder relations agreement whereby the Company paid a total of $145,000 by way of cash of $30,000 and 500,000 shares of the Company's restricted common stock with a fair value of $115,000. The parties have agreed to terminate the arrangement and the shares of restricted common stock have been returned to treasure and were cancelled subsequent to March 31, 2004.

During the first quarter of 2004 the Company entered into four separate consulting agreements whereby the Company paid a total of 867,000 shares of the Company's restricted common stock with a fair value of $152,895. As at March 31, 2004 $134,546 has been recorded as a prepaid expense which will be expensed over the term of the agreements.

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

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of March 31, 2004, the Company had cash on hand of $ 12,665, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. It will also continue to pursue strategic alliances and secure plants where market opportunities exist.

The Company experienced a net loss of $ 283,886 for the first quarter ended March 31, 2004 compared with a loss of $ 881,203 for the same period last year. The difference is primarily due to stock-based compensation for consulting and management, and research and development costs that weren't realized in 2003.

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

During the first quarter, the Company focused on raising capital for the acquisition of the facility in Ireland and opportunities that exist in China, North America, and Europe. The Company has been approached by business leaders in the Peoples Republic of China to determine the viability of introducing its technologies in China. In December 2003 Agronix sent a team of representatives to China to complete a market evaluation of the opportunities available in China. It was determined that China represents an enormous opportunity for Agronix to enter their organic waste industry. The structuring of a cohesive partnership is essential in building a solid organization in this region. Agronix is actively putting together a team to implement their technologies.

Representatives of the Company have also been in Ireland with potential financing partners, (OPIC), and reviewing the technology and the facility, which the Company intends to acquire. The Company has received the term sheet for the loan agreement, and is in the final stages of negotiations.

The Company entered into a Letter of Intent, dated January 7, 2003, with Organic Waste Returns ("OWR") whereby it proposed to commit to acquire an 82% interest in the private Ireland registered company for $1,500,000 cash, and the equivalent of $1,000,000 of common stock of the Company. Under a separate Letter of Intent, OWR would acquire 100% of Terralift U.K., Ltd. Agronix would effectively acquire 82% of OWR. The letter of intent had an initial expiration date of January 31, 2003, and had been extended to August 31, 2003.

On September 22, 2003, the company signed a formal agreement with OWR and Terralift U.K., Ltd. The agreement included a deposit of $50,000. The company had 90 days to close from the date of signing. Although the company has not yet closed on the agreement, OWR and Terralift U.K., Ltd. have extended the terms of the agreement provided that the Overseas Private Investment Corporation remains active as a possible funding partner for the project.

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

ITEM 3.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II

ITEM 1.         LEGAL PROCEEDINGS

        None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2004, the Company issued a total of 1,526,085 shares, along with 500,000 shares previously issued for compensation returned to Treasury, thereby having issued a net total of 1,026,085 shares. A total of 440,495 of these shares were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $74,285, and the Company paid no underwriting discounts or commissions. The shares were issued in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States. The shares were issued on various dates between January 1, 2004 and March 31, 2004, to persons who subscribed for purchase of such shares pursuant to the terms of an offering memorandum dated November 1, 2003.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)         The following exhibits are filed herewith:

31.1         Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1         Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2004.

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

Date: June 1, 2004