Form 10QSB
period 2004-06-30
AGRONIX INC
filed 2004-08-16
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

AGRONIX, INC.

(Exact name of registrant as specified in its charter)

Florida	0-15893	65-0664961
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1666 West 75th Avenue Vancouver, B.C., Canada	V6P 6G2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, include area code:  (604) 714-1606

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At June 30, 2004, there were 34,466,073 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes .....     No ..X..

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2004

AGRONIX, INC.

(A Development Stage Company)

JUNE 30, 2004

CONTENTS

Page
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	1
Interim Consolidated Statements of Operations	2
Interim Consolidated Statements of Cash Flows	3
Notes to Interim Consolidated Financial Statements	4 – 12

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30	December 31
	2004	2003
	(Unaudited)
CURRENT
Cash	$ 1,538	$ 38,281
Receivables	3,152	10,589
Prepaid expenses and deposits (Note 11)	493,498	179,976
	498,188	228,846
FIXED ASSETS	5,366	6,306
DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD. (Note 3)	-	50,000
INVESTMENT IN 3884171 CANADA INC. (Note 4)	1	1
	$503,555	$285,153

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$454,041	$ 388,262
Due to related parties (Note 5)	63,440	63,440
	517,481	451,702
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 6)
Authorized:

    50,000,000 common shares with a par value of $0.001 per share

    10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
34,466,073 (2003: 27,503,715) common shares	24,745	17,782
Additional paid in capital	5,754,818	4,778,622
Common stock subscriptions	16,974	35,155
	5,796,537	4,831,559
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(5,810,463)	(4,998,108)
	(13,926)	(166,549)
	$ 503,555	$ 285,153

Continuance of operations (Note 1)

Commitments (Notes 3 and 8)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative
	From Inception	For the	For the	For the	For the
	(Jan 20, 2000)	Six Months	Six Months	Three Months	Three Months
	to June 30	Ended June 30	Ended June 30	Ended June 30	Ended June 30
	2004	2004	2003	2004	2003
INTEREST INCOME	$ 3,810	$ 53	$ 503	$ -	$ 159
EXPENSES
Consulting and management fees	3,158,342	574,529	576,198	427,110	169,220
Depreciation	22,696	2,067	2,190	1,033	1,096
General and administrative	230,053	28,519	58,352	9,678	25,652
Professional fees	340,796	103,950	29,876	43,587	23,418
Rent	66,732	9,604	8,940	6,247	8,390
Research and development	1,174,542	-	409,025	-	-
Salaries and benefits	202,650	6,600	44,034	-	29,274
Shareholder communications	85,887	28,097	5,094	5,983	2,833
Travel and promotion	382,425	59,042	26,081	34.831	18,359
	5,664,123	812,408	1,159,790	528,469	278,242
LOSS before the following	(5,660,313)	(812,355)	(1,159,287)	(528,469)	(278,083)
Loss on impairment of investment in
and advances to 3884171 Canada Inc.	(150,150)	-	-	-	-
NET LOSS	$ (5,810,463)	$ (812,355)	$ (1,159,287)	$ (528,469)	$ (278,083)

Basic loss per share		$ (0.03)	$ (0.05)	$ (0.02)	$ (0.01)
Weighted average common
shares outstanding		29,382,875	22,471,047	30,244,942	23,314,049

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Six Months	Six Months
	to June 30	Ended June 30	Ended June 30
	2004	2004	2003
Cash derived from (applied to):
OPERATING ACTIVITIES
Net loss	$ (5,810,463)	$ (812,355)	$ (1,159,287)
Depreciation	22,696	2,067	2,190
Non-cash research and development	779,856	-	396,000
Stock based compensation	1,024,600	88,750	169,200
Impairment of Investment in 3884171 Canada Inc.	149,721	-	-
Impairment of Terralift Deposit	50,000	50,000	-
Wages paid through the issuance of common shares	61,900	6,600	35,800
Rent paid through issuance of common shares	23,209	-	-
Consulting, management and professional fees paid
through the issuance of common shares	1,480,307	417,643	201,305
Change in non-cash working capital
Receivables	(3,152)	7,437	15,546
Prepaid expense and deposits	(168,724)	11,252	5,599
Payables and accruals	463,042	87,884	110,877
	(1,927,008)	(140,722)	(222,770)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	(7,913)
Advances to shareholder	(14,267)	-	-
Shares issued for cash	2,090,180	123,287	241,763
Shares subscribed	16,974	(18,181)	-
	2,156,327	105,106	233,850
INVESTING ACTIVITIES
Acquisition of property and equipment	(28,059)	(1,127)	(146)
Deposit on acquisition of Terralift Ireland Ltd.	(50,000)	-	-
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	-
	(227,781)	(1,127)	(146)
Increase (decrease) in cash	1,538	(36,743)	10,934
Cash, beginning of the period	-	38,281	23,093
Cash, end of the period	$ 1,538	$ 1,538	$ 34,027
Supplemental cash flow information:
Shares issued for research and development	$ 779,856	$ -	$ 396,000
Stock based compensation	$ 1,024,600	$88,750	$ 169,200
Shares issued for rent	$ 23,209	$ -	$ -
Shares issued for consulting and legal services	$ 1,805,081	$855,578	$ 201,305
Shares issued for wages	$ 61,900	$ 6,600	$ 35,800

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The company was incorporated under the laws of Florida, U.S.A. on May 6, 1996 as RCA Trading Co.  The company changed its name to Agronix, Inc. on June 18, 2001.

Agronix is engaged in the acquisition, development and implementation of technologies that convert organic residues into agricultural products such as growth substrates, organic fertilizers, soil amendments and chemical commodities for agriculture and industry use.  Agronix has focused its activities on the development of its acquired technologies for commercial use, for identifying prime international locations to build commercial plants, and forming strategic alliances for the implementation of its global business plan.  No revenues have been realized and planned principal operations have not yet commenced.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations.  The Company has not generated any revenues since inception and has incurred substantial losses since inception.  At June 30, 2004 the Company had a working capital deficiency of $19,293 and a capital deficiency of $13,926.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations.  It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

CONSOLIDATION

These consolidated financial statements are presented in U.S. dollars unless otherwise stated, have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, AWR.

FIXED ASSETS

Fixed assets are recorded at cost less accumulated depreciation.  Depreciation is recorded on the straight-line method at the following rates:

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 (“FIN 44"), which provides guidance as to certain applications of APB 25.

During the six month period ended June 30, 2004, the Company granted stock options to a director to acquire 100,000 common shares at a price of $0.50 per share exercisable to April 7, 2010. The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

assumptions: risk free interest rate of 3.23%, expected volatility of 200%, an expected option life of five years and no expected dividends. The weighted average fair value of options granted was $0.14 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $14,373 for the six months ended June 30, 2004.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

Three months ended June 30,	Six months ended June 30,
	2004 $	2003 $	2004 $	2003 $

Net loss — as reported	(528,469)	(278,083)	(812,355)	(1,159,287)
Add: Stock-based compensation expense included in net loss — as reported	-	169,200	-	169,200
Deduct: Stock-based compensation expense determined under fair value method	(14,373)	(169,200)	(14,373)	(169,200)

Net loss — pro forma	(542,842)	(278,083)	(826,728)	(1,159,287)

Net loss per share (basic and diluted) — as reported	(0.02)	(0.01)	(0.03)	(0.05)
Net loss per share (basic and diluted) — pro forma	(0.02)	(0.01)	(0.03)	(0.05)

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

LONG LIVED ASSETS

The Company monitors the recoverability of long-lived assets, including property and equipment, based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets.  The Company's policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.  Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

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

3.

DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD.

On January 7, 2003 the Company entered into a Letter of Intent with Organic Waste Returns Ltd. ("OWR") and Terralift Ireland Ltd. whereby the Company would acquire an 82% interest in Terralift Ireland which would be renamed Agronix Ireland.  OWR will own 18% of Agronix Ireland.  Terralift Ireland owns an organic waste processing plant located in Castleblayney, Ireland.  On September 22, 2003 the parties signed a formal agreement which was subsequently amended on March 12, 2004 and June 30, 2004 ("the Agreement").  In accordance with the terms of the Agreement the Company paid a non-refundable deposit of $50,000 and must advance a further $100,000 on or before October 28, 2004.  The initial deposit was used to pay for legal costs which was written off in the first quarter of 2004 as it has been forfeited.  The purchase price due on closing is $1,400,000 in cash and $1,000,000 worth of the Company's shares of common stock based on a 20% discount to the market value at the time.

The OWR shareholders have agreed to loan $250,000 to Agronix Ireland on an interest free basis for a period of one year and will become part of the management team of the Ireland plant. Concurrent with the closing of the Agreement, Agronix Ireland will enter into a separate agreement with Terralift UK Ltd. to handle marketing and sales of products manufactured by the Ireland plant. The parties have extended the closing of this agreement to allow the Overseas Private Investment Corporation to finish the preparation of their loan documents to the Company for the acquisition of the Terralift Ireland plant.  Subsequent to the second quarter, the Company has executed the OPIC loan agreement and is pursuing the matching funds with various financial sources.

The acquisition of the Ireland plant will include the existing plant (land, buildings and equipment) which manufactures compost and organic fertilizers for the turf and Golf course market.  As well the parties plan a complete retrofit using Agronix technologies for a total investment of approximately $5,800,000.

British Columbia Bio Ventures Ltd. ("BCBV") has been a consultant to Agronix since 2002, BCBV sourced and acted as business consultants for Agronix in negotiations to acquire Terralift Ireland.  On March 7, 2003 the Company purchased BCBV's intellectual property, trade secrets, technology right and technology systems.  Under the terms of that agreement BCBV will manage the Operations Division of Agronix.  BCBV will supervise, project manage and train personnel to operate the new retrofit of the Ireland Plant. The principals of BCBV are minority shareholders of OWR.

Under a separate consulting agreement, the Managing Director of Terralift Ireland will be granted a stock option of 500,000 shares issued quarterly from the date of closing, at an agreed market value, over a two year term for the purpose of developing organic fertilizers and market development for Agronix end products.

4.

INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC.

The Company has elected to dissolve the jointly-owned Canadian federal company, 3884171 Canada Inc., and continues its direct relationship with Bio-Max Inc.  All investments in 3884171 Canada Inc. have been previously expensed.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

5.

DUE TO RELATED PARTIES

	June 30	December 31
	2004	2003
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12%
annum simple interest; interest payable monthly; repayable
on demand or on December 31, 2004	$ 63,440	$ 63,440

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

Effective March 5, 2004 the Company filed a form S-8 Registration Statement in connection with its newly adopted 2004 Stock Incentive Plan allowing for the direct award of shares or granting of options to acquire shares up to a total of 5,000,000 shares. .  On July 28, 2004, subsequent to the second quarter, the Company filed an Amended Form S-8 to increase the registered number to 10,000,000 shares.

The Company issues shares in payment for certain consulting, management and professional fees incurred.  The shares are previously registered by way of a form S-8 Registration Statement.  During the six month period ended June 30, 2004, the Company paid $855,578 to certain officers, consultants and other shareholders as wages, legal and consulting fees through the issuance of 6,444,000 common shares.

The Company also has an ongoing offering memorandum which is renewed every six months.  The current offering commenced on May 1, 2004 and will be closed on October 31, 2004.  During the six month period ended June 30, 2004 the Company issued 942,877 common shares for proceeds of $141,532, of which $18,245 was received at December 31, 2003.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

STOCK OPTIONS AND WARRANTS

The following table summarizes information about outstanding and exercisable share options at June 30, 2004:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Exercise	Contractual	Exercise		Exercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$ 0.25	2.08	$ 0.25	840,000	$ 0.25
400,000	01/28/00	0.25	2.08	0.25	400,000	0.25
300,000	02/17/00	0.25	2.14	0.25	300,000	0.25
500,000	08/04/00	0.25	2.60	0.25	500,000	0.25
150,000	10/30/00	0.34	2.83	0.34	150,000	0.34
400,000	01/17/01	0.50	2.05	0.50	400,000	0.50
80,000	07/03/01	0.50	3.51	0.50	80,000	0.50
1,000,000	07/09/01	0.25	2.53	0.25	1,000,000	0.25
20,000	02/07/03	0.50	5.11	0.50	20,000	0.50
100,000	04/07/04	0.50	5.75	0.50	1,000,000	0.50

3,790,000				$ 0.41	3,790,000	$ 0.41

6.

CAPITAL STOCK (continued)

Summary of share option activity and information concerning options at June 30, 2004:

	Six Months Ended	Year Ended
	June 30, 2004	December 31, 2003
Balance, beginning of period	6,690,000	6,870,000
Granted	100,000	520,000
Expired	-	(200,000)
Cancelled	(3,000,000)	(500,000)

Balance, end of period	3,790,000	6,690,000

During the first quarter of 2003, the Company granted options to purchase 520,000 shares of the Company's common stock to certain consultants at a price of $0.50 per share for a period of six years.  Compensation expense of $169,200 related to these options has been recorded.  The fair value of these consultant stock options was estimated at the grant date using the Black-Scholes option-pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3.14%, 204% volatility, and an expected life of six years.

During 2003 the Company entered into a five year non-exclusive financial services consulting agreement.  In consideration the Company granted 2,000,000 common stock purchase warrants entitling the holder to purchase restricted shares of the Company's common stock for a period of five years as follows:  500,000 shares at $0.40 per share; 500,000 shares at $0.75

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

per share; 500,000 shares at $1.00 per share; and 500,000 shares at $1.50 per share.  The warrants vest as follows:  500,000 effective November 30, 2003 and 500,000 at the end of each of the six, twelve and eighteen months. The fair value of these warrants of $355,000 was estimated at the grant date using the Black-Scholes option pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, expected volatility of 188% and an expected life of five years.  The fair value of these warrants will be recorded as a consulting fee upon vesting of the warrants, of which $88,750 was expensed to December 31, 2003, and a further $88,750 to June 30, 2004.

PERFORMANCE SHARES

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the company's President and CEO.  For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow.  All shares remain in escrow at June 30, 2004 and are not included in common shares issued and outstanding.

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

During 2001, 220,000 Agronix shares were issued at an estimate of their fair value of $0.32 per share to three separate parties with soil science and engineering expertise.  The shares were consideration for engineering activity which was required to advance the design of the BCIR system to the point that it meets specific functional, manufacturing and economic requirements.

A further 500,000 shares were issued during 2001 at an estimate of their fair value of $0.32 per share to three separate parties with soil science and engineering expertise.  The shares were consideration for routine, on-going efforts to refine, enrich, and otherwise improve upon the qualities of the existing BCR system, and the engineering follow-through to commercial production.

British Columbia Bio Ventures (BCBV)

On September 1, 2002, the Company entered into a consulting agreement with BCBV whereby the Company agreed to pay a minimum of CDN$10,000 per month for a period of 36 months.  At that time the Company and its President also agreed that the President would transfer his 1,000,000 performance shares to the consultants.  These shares were not transferred.  On March 7, 2003 the agreement was terminated and the intended transfer of the 1,000,000 performance shares was cancelled.  A new agreement dated March 7, 2003 was entered into whereby the Company purchased from BCBV the rights to their intellectual and technological properties and technical systems and processes in exchange for 1,200,000 common shares at a fair value of $0.33 per share for a total of $396,000.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

The Company incurred research and development expenses as follows:

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Six Months	Six Months
	to June 30	Ended June 30	Ended June 30
	2004	2004	2003
Acquisition of organic matter expertise and intellectual
property	$ 164,500	$ -	$ -
Technical development of BCR System	331,878	-	4,558
Technical development of BCIR System	282,164	-	8,467
BCBV intellectual property, systems and processes	396,000	-	396,000

	$ 1,174,542	$ -	$ 409,025

8.

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

The Company will own any new technologies and/or intellectual property arising out of these research and development activities.  Carleton will have the right to (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company.  To date the Company has incurred $207,954 (CAD$279,508) for research and development and $64,021 in accrued interest leaving $271,975 due to Carleton as at June 30, 2004.

The research and development agreement has been discontinued until such a time that the Company is able to satisfy its obligation to Carlton University.

Licensing Agreement

On February 28, 2003 the Company entered into a licensing agreement with a newly formed company in Jamaica named Agronix Caricom Inc., where the Company committed the exclusive rights to provide its technologies throughout the Caribbean region.  Although the original agreement has expired, the Company has agreed to honour the agreement while negotiations continue with the Jamaican government and industry partners.

Consulting Agreements

The Company has entered into certain consulting agreements whereby the Company has committed to issue a total of 14,500 shares per month to consultants for each month of service provided subject to monthly renewals.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

Executive Employment Agreements

The Company entered into an executive employment agreement effective August 15, 2002 whereby the Company has agreed to pay $20,000 per month if and when those funds are available to its CEO for a period of sixty months.  The Company may issue up to 20,000 shares of common stock in lieu of salary in any month where the funds are not available.  Under the terms of this agreement the Company also granted stock options to the CEO providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years. See Note 6.  This agreement was terminated upon the resignation of the Executive Officer on June 15, 2004 and the options were cancelled.

Effective April, 2004, the Company agreed to issue 5,000 shares of common stock per month as compensation to the Chairman of the Audit Committee.

9.

 INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. No future tax benefit has been recorded in the financial statements, as the Company believes that it is more likely than not that the carryforwards will expire unused between the 2018 and 2024 taxation years.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

10. RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2004, the Company paid $56,356 (2003 - $381,355) in salary and consulting fees to its senior executives including cash payments of $39,831 (2003 - $149,250) and 115,000 common shares valued at $16,525 (2003 – 677,000 common shares valued at $232,105.

11. PREPAID EXPENSES

Effective November 28, 2003 the Company entered into a one year public relations and shareholder relations agreement whereby the Company paid a total of $145,000 by way of cash of $30,000 and 500,000 shares of the Company's restricted common stock with a fair value of $115,000 of which $105,823 was included in prepaids at December 31, 2003.  The parties have terminated the agreement and the shares of restricted common stock valued at $115,000 have been cancelled in the second quarter.

During the six month period ended June 30, 2004 the Company entered into consulting agreements whereby the Company issued a total of 4,767,000 shares of the Company's common stock with a fair value of $669,745.  2,200,000 of these shares were issued as restricted common stock and 2,767,000 were issued as S8 registered common stock.  As at June 30, 2004 $496,192 has been recorded as a prepaid expense.  These consulting agreements were with: (1) consultants for professional services for evaluations, legal, etc., and (2) consultants providing corporate development services which include business development strategies, strategic alliances, asset-backed debt financing, technology transfer license opportunities and introductions to sources of capital partners in order to match the Overseas Private Investment Corporation (OPIC) funding.

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

Plan of Operations

Agronix, Inc. is in the implementation stage of its business plan: remediating organic wastes (animal manure, sewage sludge, and Industrial, Commercial, Institutional waste streams (ICI)) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value-added agri-products. The Company refers to its technology as the Global Organic Systems, or "G.O. Systems", which is now fully engineered and ready to enter the market. The Company has identified a suitable permitted facility in Ireland, intends to acquire it and retrofit as its first operating plant. The Company anticipates this facility will provide significant revenues while showcasing all components of the flow-through G.O. Systems technology.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of June 30, 2004, the Company had cash on hand of $1,538, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. It will also continue to pursue strategic alliances and secure plants where market opportunities exist.

The Company experienced a net loss of $528,469 for the second quarter and a net loss of $812,355for the 6 months ended June 30, 2004, compared with losses of $278,083 for the second quarter and $1,159,287 for the 6 months ended June 30th of the previous fiscal year. The loss for the period ending June 30, 2004 is approximately $346,932 less than the loss for the same period of 2003.

Agronix remains specifically focused on negotiating joint venture Global Organic Systems (G.O. Systems) plants in Europe - Ireland; Canada - British Columbia and Caricom - Jamaica. These locations meet the criteria established by Agronix to become profitable operations.

During the second quarter, the Company focused on raising capital for the acquisition of the facility in Ireland and opportunities that exist in China, North America, and Europe. The Company has been approached by business leaders in the People’s Republic of China to determine the viability of introducing its technologies in China. In December 2003, Agronix sent a team of representatives to China to complete a market evaluation of the opportunities available, and determined that China presented Agronix with an enormous opportunity to enter their organic waste industry. The structuring of a cohesive partnership is essential to building a solid organization in this region so Agronix is actively assembling a team to implement their technologies.

During this quarter the Company’s Chairman and CEO resigned for personal reasons and will continue his work with Agronix in China and South East Asia from his home base in New Zealand.

The Honourable Charles J. Mayer, PC has been appointed Chairman of the Board and Chairman of the Independent Audit Committee for Agronix, Inc.  Mr. Mayer, a former Member of Parliament and international trade negotiator, brings to the Company extensive credentials in international trade practices and policies, and a solid background in running successful business operations related to the agriculture industry.

Representatives of the Company have also visited financial partners in Ireland to review the G.O. Systems which will be implemented at the Castleblayney site.

The Company has received the final loan agreement from the Overseas Private Investment Corporation (OPIC) which is in the final stages of signature.

Further to the signed formal agreement between the Company and Terralift Ireland, Ltd. regarding the acquisition of the Castleblayney site, an extension has been granted to November 1, 2004 allowing the Company to complete its financing.  The completion of the Castleblayney Ireland plant will be a significant step forward for the Company, providing immediate revenues derived from existing in-feed and take-out contracts.

The Company is working with strategic partners globally, which could result in advancements for the Company in 2004. There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling private placements. These funds have been sufficient to cover day-to-day operational costs.

The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2004, the Company issued a total of 5,935,792 shares, of which a total of 2,702,292 shares were issued pursuant to exemptions from registration.  A total of 502,292 of these shares were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $67,247, and the Company paid no underwriting discounts or commissions. The shares were issued in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States. The shares were issued on various dates between April 1, 2004 and June 30, 2004, to persons who subscribed for purchase of such shares pursuant to the terms of an offering memorandum dated November 1, 2003, which expired on April 30, 2004, or pursuant to an offering memorandum dated May 1, 2004. A total of 2,200,000 of these shares were issued as compensation for services valued at $225,928. The shares issued as compensation were issued in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act of 1933. The shares were issued to three persons and were issued on various dates between April 1, 2004 and June 30, 2004.

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

(b)

No reports on Form 8-K were filed by the Company for the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRONIX, INC.

By: /S/ BRIAN HAUFF

Brian Hauff, President, Chief Financial Officer and a Director

By:/S/

CHARLES MAYER

Charles Mayer, Director

By:/S/ PETER J. BARNETT

Peter J. Barnett, Director

Date:

August 13, 2004