Form 10QSB
period 2004-09-30
AGRONIX INC
filed 2004-11-12
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes...  No.....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At September 30, 2004, there were 35,129,338 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes .....     No ..X..

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

AGRONIX, INC.

(A Development Stage Company)

SEPTEMBER 30, 2004

CONTENTS

Page
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Interim Consolidated Statements of Operations	5
Interim Consolidated Statements of Cash Flows	6
Notes to Interim Consolidated Financial Statements	7 – 24

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	December 31
	2004	2003
	(Unaudited)
CURRENT
Cash	$ 477	$ 38,281
Receivables	4,281	10,589
Prepaid expenses and deposits (Note 11)	269,182	179,976
	273,940	228,846
FIXED ASSETS	755	6,306
DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD. (Note 3)	-	50,000
INVESTMENT IN 3884171 CANADA INC. (Note 4)	-	1
	$274,695	$285,153

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 463,013	$ 388,262
Due to related parties (Note 5)	63,440	63,440
	526,453	451,702

STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 6)
Authorized:
50,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
35,129,338 (2003: 27,503,715) common shares	25,408	17,782
Additional paid in capital	5,857,141	4,778,622
Common stock subscribed	4,710	35,155
Less: stock subscriptions receivable	_______	-
	5,859,259	4,831,559

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(6,111,017)	(4,998,108)
	(251,758)	(166,549)
	$274,695	$285,153

Continuance of operations (Note 1)

Commitments (Notes 3 and 8)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative	For the	For the	For the	For the
	From Inception	Nine Months	Nine Months	Three Months	Three Months
	(Jan 20, 2000) to September 30	Ended September 30	Ended September 30	Ended September 30	Ended September 30
	2004	2004	2003	2004	2003
INTEREST INCOME	$ 3,811	$ 54	$ 571	$ 1	$ 68
EXPENSES
Consulting and management fees	3,431,569	847,756	740,738	273,227	164,540
Depreciation	23,730	3,101	3,230	1,034	1,040
General and administrative	269,336	67,802	75,290	39,283	16,938
Loss on sale of equipment	2,549	2,549	-	2,549	-
Professional fees	342,157	105,311	52,249	1,361	22,373
Rent	66,732	9,604	11,081	-	2,141
Research and development	1,174,542	-	409,025	-	-
Salaries and benefits (recovery)	174,895	(21,155)	62,484	(27,755)	18,450
Shareholder communications	86,647	28,857	10,573	760	5,479
Travel and promotion	392,520	69,137	62,852	10,095	36,771
	5,964,677	1,112,962	1,427,522	300,554	267,732
LOSS before the following	(5,960,866)	(1,112,908)	(1,426,951)	(300,553)	(267,664)
Loss on impairment of investment in
and advances to 3884171 Canada Inc.	(150,151)	(1)	(429)	(1)	(429)
NET LOSS	$ (6,111,017)	$ (1,112,909)	$ (1,427,380)	$ (300,554)	$ (268,093)

Basic loss per share		$ (0.04)	$ (0.06)	$ (0.01)	$ (0.01)
Weighted average common
shares outstanding		31,652,328	23,038,855	35,481,360	24,156,283

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Nine Months	Nine Months
	to September 30	Ended September 30	Ended September 30
	2004	2004	2003
Cash derived from (applied to):
OPERATING ACTIVITIES
Net loss	$(6,111,017)	$ (1,112,909)	$ (1,427,380)
Depreciation	23,730	3,101	3,230
Loss on sale of equipment	2,549	2,549	-
Non-cash research and development	779,856	-	396,000
Stock based compensation	1,123,831	187,981	169,200
Impairment of investment in 3884171 Canada Inc.	149,722	1	-
Impairment of Terralift deposit	50,000	50,000	-
Wages paid through the issuance of common shares	61,900	6,600	50,800
Rent paid through issuance of common shares	23,209	-	-
Consulting, management and professional fees paid
through the issuance of common shares	1,700,991	633,327	450,017
Change in non-cash working capital
Receivables	(4,281)	6,308	13,827
Prepaid expense and deposits	(179,496)	480	(120,344)
Payables and accruals	449,909	74,751	72,561
	(1,929,097)	(147,811)	(392,089)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	-
Advances to shareholder	(14,267)	-	-
Shares issued for cash	2,102,444	140,551	287,763
Shares subscribed	4,710	(30,445)	200,922
	2,156,327	110,106	488,685
INVESTING ACTIVITIES
Acquisition of property and equipment	(28,059)	(1,127)	(218)
Proceeds on sale of equipment	1,028	1,028	-
Deposit on acquisition of Terralift Ireland Ltd.	(50,000)	-	-
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	-
	(226,753)	(99)	(218)
Increase (decrease) in cash	477	(37,804)	96,378
Cash, beginning of the period	-	38,281	23,093
Cash, end of the period	$ 477	$ 477	$ 119,471
Supplemental cash flow information:
Shares issued for research and development	$ 779,856	$ -	$ 396,000
Stock based compensation	$ 1,024,600	$ 187,981	$ 169,200
Shares issued for rent	$ 23,209	$ -	$ -
Shares issued for consulting and legal services	$ 1,805,572	$ 856,069	$ 457,930
Shares issued for wages	$ 61,900	$ 6,600	$ 50,800

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations.  The Company has not generated any revenues and has incurred substantial losses since inception.  At September 30, 2004 the Company had a working capital deficiency of $252,513 and a capital deficiency of $251,758.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations.  It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

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

Loss Per Share

The Company follows SFAS No. 128 “Earnings Per Share” to calculate earnings (loss) per share.  Basic loss per share is computed using the weighed effect of all common shares issued and outstanding.  Fully diluted earnings per share has not been presented as the effect on basic earnings per share is anti-dilutive.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

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

During the nine month period ended September 30, 2004, the Company granted stock options to consultants to acquire up to 4,000,000 common shares at a price of 50% of the market value of the shares on the date of exercise, and 500,000 shares at a price of 70% of the market value of the shares on the date of exercise. Accordingly, the Company has recognized related stock-based compensation of $126,231.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

During the nine month period ended September 30, 2004, the Company granted stock options to a director to acquire 100,000 common shares at a price of $0.50 per share exercisable to April 7, 2010. The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.23%, expected volatility of 200%, an expected option life of five years and no expected dividends. The weighted average fair value of options granted was $0.14 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $14,373 for the nine months ended September 30, 2004.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

Three months ended September 30,	Nine months ended September 30,
	2004 $	2003 $	2004 $	2003 $

Net loss — as reported	(300,554)	(268,093)	(1,112,909)	(1,427,380)
Add: Stock-based compensation expense included in net loss — as reported	126,231	169,200	126,231	169,200
Deduct: Stock-based compensation expense determined under fair value method	(140,604)	(169,200)	(140,604)	(169,200)

Net loss — pro forma	(314,927)	(268,093)	(1,127,282)	(1,427,380)

Net loss per share (basic and diluted) — as reported	(0.01)	(0.01)	(0.04)	(0.06)
Net loss per share (basic and diluted) — pro forma	(0.01)	(0.01)	(0.04)	(0.06)

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

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

3.

DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD.

On January 7, 2003 the Company entered into a Letter of Intent with Organic Waste Returns Ltd. ("OWR") and Terralift Ireland Ltd. whereby the Company would acquire an 82% interest in Terralift Ireland which would be renamed Agronix Ireland. OWR will own the remaining 18% of Agronix Ireland. On September 22, 2003 the parties signed a formal agreement which was subsequently

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

   amended on March 12, 2004 and June 30, 2004 ("the Agreement").  In accordance with the terms of the Agreement the Company paid a nonrefundable deposit of $50,000 which was written off in the first quarter of 2004. Although the closing date of October 28, 2004 has expired, the Company has elected, with the permission of Terralift Ireland and OWR to complete the purchase without a formal agreement, in order to preserve working capital. Due to this concession and the declining US dollar, the Company has agreed to the following purchase terms: The purchase price at closing shall be €1,500,000 (Euros) and US$1,000,000 worth of the Company's common stock paid out over 5 years at market value.

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

The acquisition of the Ireland plant, if completed, will include the existing plant (land, buildings and equipment) which manufactures compost and organic fertilizers for the turf and Golf course market.  As well the parties plan a complete retrofit using Agronix technologies for a total investment of approximately $5,800,000.

Under new agreement with ONRS (Organic Nutrient Recycling Systems) (formerly BCBV) will manage the Operations Division of Agronix. ONRS will supervise, project manage and train personnel to operate the new retrofit of the Ireland Plant. The principals of ONRS are minority shareholders of OWR.

Under a separate consulting agreement, the Managing Director of Terralift Ireland will be granted a stock option of 500,000 shares issued quarterly from the date of closing, at an agreed market value, over a two year term for the purpose of developing organic fertilizers and market development for Agronix end products.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

4.

INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC.

The Company has elected to dissolve the jointly-owned Canadian federal company, 3884171 Canada Inc., and continues its direct relationship with Bio-Max Inc.  All investments in and advances to 3884171 Canada Inc. have been written off.

5.

DUE TO RELATED PARTIES

	September 30	December 31
	2004	2003
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12%
annum simple interest; interest payable monthly; repayable
on demand or on December 31, 2004	$ 63,440	$ 63,440

For the nine-month period ended September 30, 2004, the Company has accrued interest of $5,709. At September 30, 2004, $15,199 is owing for interest and is included in accounts payable.

6.

CAPITAL STOCK

On June 11, 2001 the Company amended its Articles of Incorporation to change the authorized number of shares from 20,000,000 common shares to 25,000,000 and the authorized number of preferred shares from 5,000,000 to 10,000,000.

On January 9, 2002 the Company amended its outstanding number of common shares to reflect a two-for-one split.  As a result, the 9,720,997 issued and outstanding shares as of that date changed to a total of 19,441,994 issued and outstanding shares. In addition, the company amended its Articles of Incorporation to change the authorized number of shares from 25,000,000 to 50,000,000 common shares. On October 27, 2004, the Company amended its authorized number of shares from 50,000,000 to 100,000,000 common shares.

Effective March 5, 2004 the Company filed a form S-8 Registration Statement in connection with its newly adopted 2004 Stock Incentive Plan allowing for the direct award of shares or granting of options to acquire shares up to a total of 5,000,000 shares.  On July 28, 2004, the Company filed an Amended Form S-8 to register an amendment to the 2004 Stock Incentive Plan number to 10,000,000 shares.

The Company issues shares in payment for certain consulting, management and professional fees incurred.  The shares are previously registered by way of a form S-8 Registration Statement.  During the nine month period ended September 30, 2004, the Company incurred $847,244 to certain officers, consultants and other shareholders as wages, legal and consulting fees through the issuance of 6,932,065 common shares, net of 1,800,000 shares valued at $172,000 previously issued for prepaid consulting fees which were returned and cancelled during the quarter.

The Company also has an ongoing offering memorandum which is renewed every six months.  The

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

   current offering commenced on May 1, 2004 and closed on October 31, 2004. During the nine month period ended September 30, 2004 the Company issued 1,118,077 common shares for proceeds of $153,796, of which $18,245 was received at December 31, 2003. Subsequently, the Company issued 1,228,115 common shares for proceeds of $65,210, of which $4,710 was received at December 31, 2003.

Stock Options and Warrants

The following table summarizes information about outstanding and exercisable share options at September 30, 2004:

Options Outstanding	Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
		Exercise	Contractual	Exercise		Exercise
Number		Price	Life	Price	Number	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share	Exercisable	Per Share
840,000	01/27/00	$ 0.25	2.08	$ 0.25	840,000	$ 0.25
400,000	01/28/00	0.25	2.08	0.25	400,000	0.25
300,000	02/17/00	0.25	2.14	0.25	300,000	0.25
500,000	08/04/00	0.25	2.60	0.25	500,000	0.25
150,000	10/30/00	0.34	2.83	0.34	150,000	0.34
400,000	01/17/01	0.50	2.05	0.50	400,000	0.50
80,000	07/03/01	0.50	3.51	0.50	80,000	0.50
1,000,000	07/09/01	0.25	2.53	0.25	1,000,000	0.25
20,000	02/07/03	0.50	5.11	0.50	20,000	0.50
100,000	04/07/04	0.50	5.75	0.50	100,000	0.50
1,000,000	07/14/04	0.03	0.20	0.03	1,000,000	0.03
1,000,000	07/14/04	0.03	0.20	0.03	1,000,000	0.03

5,790,000				$ 0.20	5,790,000	$ 0.20

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

6.

CAPITAL STOCK (continued)

Summary of share option activity and information concerning options at September 30, 2004:

	Nine Months Ended	Year Ended
	September 30, 2004	December 31, 2003
Balance, beginning of period	6,690,000	6,870,000
Granted	4,600,000	520,000
Exercised	(961,538)	-
Expired	(1,538,462)	(200,000)
Cancelled	(3,000,000)	(500,000)

Balance, end of period	5,790,000	6,690,000

During the third quarter of 2004, the Company granted options to purchase 4,000,000 shares of the Company’s common stock to certain consultants at a price of 50% of the market value of the shares on the date of exercise for a period of five months. Compensation expense of $114,231 related to these options has been recorded using their intrinsic value under the variable option method of accounting. During the third quarter of 2004, the Company granted options to purchase 500,000 shares of the Company’s common stock to a consultant at a price of 70% of the market value of the shares on the date of exercise. Compensation expense of $12,000 related to these options has been recorded using their intrinsic value under the variable option method of accounting.

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

During 2003 the Company entered into a five-year non-exclusive financial services consulting agreement.  In consideration the Company granted 2,000,000 common stock purchase warrants entitling the holder to purchase restricted shares of the Company's common stock for a period of five years as follows:  500,000 shares at $0.40 per share; 500,000 shares at $0.75 per share; 500,000 shares at $1.00 per share; and 500,000 shares at $1.50 per share.  The warrants vest as follows:  500,000 effective November 30, 2003 and 500,000 at the end of each of the six, twelve and eighteen months. The fair value of these warrants of $355,000 was estimated at the grant date using the Black-Scholes option pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, expected volatility of 188% and an expected life of five years.  The fair value of these warrants will be recorded as a consulting fee upon vesting of the warrants, of which $88,750 was expensed to December 31, 2003, and a further $88,750 to September 30, 2004.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

     Performance Shares

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the company's President and CEO.  For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow.  All shares remain in escrow at September 30, 2004 and are not included in common shares issued and outstanding.

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

During 2001, 220,000 Agronix shares were issued with an estimated fair value of $0.32 per share to three separate parties with soil science and engineering expertise.  The shares were consideration for engineering activity which was required to advance the design of the BCIR system to the point that it meets specific functional, manufacturing and economic requirements.

A further 500,000 shares were issued during 2001 with an estimated fair value of $0.32 per share to three separate parties with soil science and engineering expertise.  The shares were consideration for routine, on-going efforts to refine, enrich, and otherwise improve upon the qualities of the existing BCR system, and the engineering follow-through to commercial production.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

7.

RESEARCH AND DEVELOPMENT  (continued)

British Columbia Bio Ventures (BCBV)

On September 1, 2002, the Company entered into a consulting agreement with BCBV whereby the Company agreed to pay a minimum of CDN$10,000 per month for a period of 36 months.  At that time the Company and its President also agreed that the President would transfer his 1,000,000 performance shares to the consultants.  These shares were not transferred.  On March 7, 2003 the agreement was terminated and the intended transfer of the 1,000,000 performance shares was cancelled.  A new agreement dated March 7, 2003 was entered into whereby the Company purchased from BCBV the rights to their intellectual and technological properties and technical systems and processes in exchange for 1,200,000 common shares with a fair value of $0.33 per share for a total of $396,000.

The Company incurred research and development expenses as follows:

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Nine Months	Nine Months
	to September 30	Ended September 30	Ended September 30
	2004	2004	2003
Acquisition of organic matter expertise and intellectual
property	$ 164,500	$ -	$ -
Technical development of BCR System	331,878	-	4,558
Technical development of BCIR System	282,164	-	8,467
BCBV intellectual property, systems and processes	396,000	-	396,000

	$ 1,174,542	$ -	$ 409,025

8.

COMMITMENTS

Collaborative Research and Development Agreement

The Company consolidated its research and development activities at Carleton University in Ottawa, Canada where pursuant to an agreement (the "Agreement") effective May 1, 2001 and as amended July 17, 2001, the Company committed to fund a maximum of approximately $440,000 towards certain projects over the four-year period ending April 30, 2005.  Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

The Company will own any new technologies and/or intellectual property arising out of these research and development activities.  Carleton will have the right to (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company.  To date the Company has incurred $220,141 (CAD$279,508) for research and development and $77,679 in accrued interest leaving $297,820 due to Carleton as at September 30, 2004.

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

Consulting Agreements

The Company has entered into certain consulting agreements whereby the Company has committed to issue a total of 49,500 shares per month to consultants for each month of service provided subject to monthly renewals.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

8.

COMMITMENTS  (continued)

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

10.

RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2004, the Company paid $66,070 (2003 - $100,825) in salary and consulting fees to its senior executives including cash payments of $47,356 (2003 - $50,025) and 156,775 common shares valued at $18,714 (2003 – 160,000 common shares valued at $50,800).  During the prior nine month period ended September 30, 2003, the Company also paid $552,618 to certain officers and other shareholders as legal and consulting fees comprised of cash payments of $94,688 and 1,598,611 common shares valued at $457,930.  The Company paid 1,200,000 common shares valued at $396,000 for research and development to BCBV.

11.

PREPAID EXPENSES

Effective November 28, 2003 the Company entered into a one year public relations and shareholder relations agreement whereby the Company paid a total of $145,000 by way of cash of $30,000 and

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

500,000 shares of the Company's restricted common stock with a fair value of $115,000 of which $105,823 was included in prepaids at December 31, 2003.  The parties have terminated the agreement and the shares of restricted common stock valued at $115,000 were cancelled in the second quarter.

During the nine month period ended September 30, 2004, the Company issued a total of 4,778,538 shares of the Company's common stock with a fair value of $620,745 pursuant to consulting agreements entered into.  Of these, 400,000 shares were issued as restricted common stock and 4,378,538 were issued as S8 registered common stock.  As at September 30, 2004 $261,103 has been included in prepaid expenses.  These consulting agreements were with: (1) consultants for professional services and (2) consultants providing corporate development services which include business development strategies, strategic alliances, asset-backed debt financing, technology transfer license opportunities and introductions to sources of capital partners in order to match the Overseas Private Investment Corporation (OPIC) funding.

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

Overview

The number of authorized shares of common stock in the Company was 25,000,000, and 10,000,000 shares of preferred stock were also authorized. In January 2002, in conjunction with a 2:1 forward split of its issued and outstanding common stock, the Company increased its authorized common stock from 25,000,000 to 50,000,000 shares.  On October 27, 2004 the Company increased its authorized common stock to 100,000,000 common shares, with the preferred stock remaining unchanged at 10,000,000.

Plan of Operations

Agronix, Inc. is in the market entry stage of its business plan: remediating organic wastes (animal manure, sewage sludge, and Industrial, Commercial, Institutional waste streams (ICI)) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value-added agri-products. The Company refers to its technology as the Global Organic Systems, or "G.O. Systems", which is now fully engineered and ready to enter the market. The Company has identified a suitable permitted facility in Ireland, has paid a deposit with the intention of acquiring and retrofitting this site as its first operating demonstration plant.  The Company anticipates this facility will provide significant revenues while showcasing all components of the flow-through G.O. Systems technology.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of September 30, 2004, the Company had cash on hand of $477, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. It will also continue to pursue strategic alliances and secure plants where market opportunities exist.

The Company experienced a net loss of $300,554 for the third quarter and a net loss of $1,112,909 for the 9 months ended September 30, 2004, compared with losses of $268,093 for the third quarter and $1,427,380 for the 9 months ended September 30th of the previous fiscal year. The loss for the period ending September 30, 2004 is approximately $314,000 less than the loss for the same period of 2003.

Agronix remains specifically focused on negotiating joint venture Global Organic Systems (G.O. Systems) plants in Ireland, Europe and China. These locations meet the criteria established by Agronix to become profitable operations.

During the third quarter, the Company focused on raising capital for the acquisition of the facility in Ireland and opportunities that exist in China.  In December 2003, Agronix sent a team of representatives to China to complete a market evaluation of the opportunities available, and determined that China presented Agronix with an enormous opportunity to enter their organic waste industry. The structuring of a cohesive partnership is essential to building a solid organization in this region, so Agronix is actively assembling a team to implement their technologies.

During the third quarter, the Company’s past Chairman and CEO, Mr. Peter Drummond entered into an agreement with the Company to direct the Company’s activities in SE Asia and China from his home base in New Zealand.

The Honourable Charles J. Mayer, PC, Chairman of the Board and Chairman of the Independent Audit Committee for Agronix, Inc. is actively introducing the Company to the agricultural industry in North America.  Mr. Mayer, a former Member of Parliament and international trade negotiator, brings to the Company extensive credentials in international trade practices and policies, and a solid background in running successful business operations related to the agriculture industry.

Representatives of the Company continue to visit financial partners in Ireland to review the G.O. Systems which will be implemented at the Castleblayney site.

The Company has received the final loan agreement from the Overseas Private Investment Corporation (OPIC) which has been executed by both parties.

Further to the signed formal agreement between the Company and Terralift Ireland, Ltd. regarding the acquisition of the Castleblayney site, a verbal extension has been granted, allowing the Company to complete its financing.  The completion of the Castleblayney Ireland plant will be a significant step forward for the Company, providing immediate revenues derived from existing in-feed and take-out contracts.

The Company is working with strategic partners globally, including Goodworks International, which could result in advancements for the Company in 2004. There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling private placements. These funds have been sufficient to cover day-to-day operational costs.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004, the Company issued a total of 2,463,265 common shares and cancelled 1,800,000 shares previously issued for compensation.  These were returned to Treasury. Thus the Company issued a net total of 663,265 shares.  Since January 1, 2002, 25,464,820 net shares have been issued.  The 1,800,000 cancelled shares had been originally issued pursuant to exemptions from registration.  175,200 of these shares in this quarter, and 4,614,277 shares since January 1, 2002 were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933.  The gross offering proceeds received from the sale of these shares was $12,164 (which was received during the quarter ending June 30, 2004) and $1,163,957 respectively, for which the company paid no underwriting discounts or commissions.   The shares were issued in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States.  The shares were issued on various dates between June 2002 and August 2004 to subscribers for purchases of such shares pursuant to the terms of offering memoranda dated April 1, 2002, October 1, 2002, April 30, 2003, November 1, 2003, and May 1, 2004.  Each offering memorandum was effective for 6 months, the latest of which closed on October 31, 2004.

Of the new shares issued this quarter, 2,288,065 shares were issued as compensation for services valued at $179,491, and of which 961,538 shares were issued as options for the total exercise price of $43,000, with a net value of $136,491.  During the period since January 1, 2002, a net total of 9,929,456 shares (including 2,300,000 cancelled and returned to Treasury) have been issued for compensation, for a net value of $2,059,873.  Of this total, a net 1,935,000 shares (excluding 2,300,000 cancelled shares) were issued as compensation in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act of 1933.  These shares were issued on various dates between June 18, 2002 and May 7, 2004.

Of the total shares issued since January 1, 2002, 9,720,997 shares were issued on January 9, 2002 to complete the two-for-one stock split for all issued and outstanding shares at that date, and 1,200,000 shares, valued at $394,800 were issued on March 7, 2003 as payment for research and development.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS

(a)

The following exhibits are filed herewith:

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

By: /S/  CHARLES MAYER

Charles Mayer, Director

By:/S/  PETER J. BARNETT

Peter J. Barnett, Director

Date:

November 12, 2004