Form 10QSB/A
period 2004-09-30
AGRONIX INC
filed 2004-12-21
CIK 1113546

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

STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 6)
Authorized:
50,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
35,129,338 (2003: 27,503,715) common shares	25,408	17,782
Additional paid in capital	5,857,141	4,778,622
Common stock subscribed	4,710	35,155
Less: stock subscriptions receivable	(28,000)	-
	5,859,259	4,831,559

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(6,111,017)	(4,998,108)
	(251,758)	(166,549)
	$274,695	$285,153

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

December 21, 2004