Form 10KSB
period 2004-12-31
AGRONIX INC
filed 2005-03-31
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $ 979,759 based upon close price as of $0.028 as of March 29, 2005.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, the Company had 38,191,197 shares outstanding.

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

DESCRIPTION OF BUSINESS

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

Recognizing this urgent need, Agronix has acquired and developed two independent technical processes that can be operated independently or in conjunction with one another to produce fully sanitized and bio-chemically stabilized end products from sewage sludge, animal manures and other organic residues that can be sold into the market as agronomic and chemical commodities. These two processes are:

1) GLOBAL ORGANIC (G.O.) SYSTEMS

The G.O. SYSTEMS processes a wide spectrum of organic waste sources and content into high-grade organically-based fertilizers and growth substrates. The system is designed and engineered to create a unique and cost-efficient flow-through system. This technology is fully engineered and being marketed internationally.

The G.O. SYSTEMS consist of a series of component technological processes which can be operated independently or in conjunction with one another to meet the specific needs of the infeed waste material and desired output products. The BCR System forms the core component of the system, while the other processes include technologies to store, dewater, screen, sort, mix, compost, monitor and post-process.

2) BIO-CHEMICAL INTEGRATED RECYCLING ("BCIR")

The BCIR SYSTEM or Xtraction System recovers chemicals and other commodities in an environmentally friendly manner which can be profitably sold to the polymer, surfactant, lubricant, de-icer and adhesive industries, and as agri-chemicals.

To date, the Company has successfully identified and removed 65 of these chemical commodities, but there is the potential to recover in excess of 1,000 chemical commodities from various sources of organic waste.

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

The Business of the Company

Description of Business

The Company intends to initially use its G.O. Systems technology to treat a wide range of organic wastes that are high in nutrient content, to process into growth substrates and high-grade organically-based fertilizers. The Company has identified areas in Europe, North America, China and other global locations with concentrated organic waste and demand for environmental solutions. It intends to acquire operating and licensed plants in strategic areas and to quickly retrofit the plants with their G.O. Systems technologies.

Agronix has identified a global market for its technologies, however the Company's primary focus is on Europe and North America, where regulations favor the Company's technologies.

The Market for the Service

In North America and Europe, an increasing number of municipalities are imposing regulations and financial burden to compel producers of organic waste to deal with these substances in an environmentally responsible manner. The fact that new companies such as Agronix will be able to treat organic waste in an environmentally-friendly manner may eventually provide the incentive for local governments to close landfill sites to organic waste altogether. The Company expects these trends to continue which should result in an increasing demand for the Company's Service. Tipping fees are available in certain situations, which would provide immediate revenue for the Company.

Marketing the Service

The Company is presently negotiating with producers and strategic partners in areas with compatible organic waste streams and high demand for environmental solutions for organic waste.

The Products

The Agronix G.O. Systems is designed to process organic waste residues under specific optimally controlled conditions to manufacture high-quality bio-converted organic fertilizers and growth substrates. These products are designed to restore and maintain soil organic matter quality and quantity, improve soil aggregation and porosity, increase water infiltration and retention and reduce erosion. The finished bioconverted product can be sold as is, or can be further processed into two categories of products:

1. Organically-based Fertilizers designed to supply nitrogen (N), Phosphorus (P), Potassium (K) and other elements necessary for the full growth cycle of plants on a bio-modulated release basis; and

2. Growth Substrates used for houseplants and greenhouse production. The composition of Agronix's growth substrates are designed to maintain and enhance gas and carbon exchange, supply nutrients, improve root development, and increase water retention.

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

Market for the Product

The market for fertilizer in North America is mainly supplied with chemical fertilizers. Demand for fertilizers in North America is estimated at over 50 million tons per year (primarily for chemical fertilizers). While the total market for organic fertilizers is relatively small, this niche market is growing in excess of 20% per year. Increasing consumer demand for organic food products means that the demand for organic fertilizers is expected to continue to increase. In North America, an estimated one million acres are under organic cultivation while in Europe the area is an estimated five million acres, which is projected to grow to 20 million acres over the next five years. In the past few years governments have begun to regulate or increase the costs for disposing organic wastes and are also restricting the use of chemical fertilizers, herbicides and pesticides.

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

The Company also intends to supply its products to municipalities, golf courses and parks that want organic and enhanced fertilizers.

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

Product Pricing and Marketing

With respect to marketing the Product, the Company's intention is to seek out one or more distributors of fertilizer products with a view to negotiating long-term buy-out agreements to sell the entire output of each plant. This will enable the Company to focus all of its efforts on building and managing the operations of its plants.

The following are some of the key selling points that the Company will use when promoting its Product to distributors:

The Company's product is fully bioconverted, free of harmful pathogens, and converts the heavy metals into a water insoluble form which makes them harmless to the environment. The end-product can be post-processed to meet the specific nutrient and physical properties required by the end-user. The Company's product restores and maintains soil organic matter quality and quantity, improves soil aggregation and porosity, and improves root and plant growth. The product is also more environmentally friendly than conventional chemical fertilizers.

Environmental Considerations

Animal manures, waste from produce growers and industrial food processors and sewage sludge constitute serious environmental hazards. All these organic wastes can leach into soils and ground waters causing contamination of soils and underground aquifers. The Company's G.O. Systems can contribute to remediating environmental pollution problems from these sources. The Company's BCIR (Xtraction) System is designed to extract marketable chemical commodities from sewage sludge without harming the environment. Presently more than 65 different commodity chemicals can be extracted using the BCIR system.

Setting up new plants will likely require environmental permits from the applicable government authorities having jurisdiction over the proposed plant locations. Given the fact that the Company's processes will turn organic wastes (which, if untreated, can cause serious environmental hazards) into safe organic fertilizers and will extract commodity chemicals without harm to the environment, the Company is confident the environmental permitting process will be facilitated wherever possible. However, the Company’s strategy is to acquire permitted operating plants to avoid any long start-up periods.

RISK FACTORS

Investment in the securities of the Company must be considered as highly speculative and should only be undertaken by those investors who have sufficient financial resources to enable them to assume such risks and who have no need for immediate liquidity in their investment. The Shares should not be purchased by persons who cannot afford the possibility of the loss of their entire investment, and an investment in the Shares should not constitute a major portion of an individual's portfolio. In addition to the usual risks associated with an investment in a business, a prospective investor should carefully consider the following factors:

a)  Limited Capital - Need for Additional Financing

The Company has very limited capital. The Company will need to raise significant additional funds through public or private equity or debt financing or from other sources for the acquisition and operation of each plant. The sale of additional equity or convertible debt may result in additional dilution to the Company's shareholders and such securities may have rights, preferences or privileges senior to those of the common stock. To the extent that the Company relies upon debt financing, the Company will incur the obligation to repay the funds borrowed with interest and may become subject to covenants and restrictions that restrict operating flexibility. No assurance can be given that additional equity or debt financing will be available or that, if available, it can be obtained on terms favorable to the Company or its shareholders. If sufficient funding is not secured, then the Company may not able to establish and run a viable business.

b)  Start-Up Company - Limited Operating History

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

c)  Lack of Profitability

To date the Company has not had any operations. There can be no assurance that the Company will succeed in building up a successful operating company, in generating sales, or in running its operations on a profitable basis. The Company has had no revenues. Because the Company is still in an emerging stage, there can be no assurance that the Company will ever achieve profitability. The revenue and profit potential of the Company's business and the industry is unproven, and the Company's limited operating history makes its future operating results difficult to predict. There can be no assurance that the Company will have positive gross margins.

d)  Dependence on Key Personnel

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

e)  Market Acceptance

The Company's overall economic performance is affected by two different markets: the organic waste treatment market and the fertilizer market. There are no assurances that the Company's service or product will be successfully marketed.

f)  Economic Recession/Price Competition

The Company's business may be affected by many factors which are beyond its control, such as an economic recession and aggressive pricing policies of its competitors. The delivery of a supply of waste to each plant is dependent upon the Company offering competitive tipping fees. If these fees are not competitive, the Company may not be able to reach or sustain the capacity of its plants.

g)  Strength of the Company's Intellectual Property, Proprietary Soil Science Expertise and Technology

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

h)  Competition

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

i)  Inexperience in Emerging Markets

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

j)  Environmental Matters

The Company will be subject to stringent standards designed to reduce air, water and soil emissions through federal, state and local laws and regulations relating to the protection of human health and the environment. The issue of whether the proposed plants will meet standards imposed by various jurisdictions has not been determined.

k)  Risks of Product Defects, Product Returns and Product Liability

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

l)  Conflicts of Interest

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

m)  Lack of Liquid Public Market

Although there is currently a limited public market for the Company's stock, there is no assurance that a more active or liquid market will develop in the future. There is a possibility that even if a more active or liquid market does develop for a period of time, it may not be maintained. It may also be adversely affected by future issuances of shares. Therefore, persons who acquire stock in the Company may have a difficult time liquidating their investment.

n)  Not a Diversified Company

The Company does not expect to be a diversified company in the near future.

o)  Risks of Leverage, Debt Financing

The Company may utilize debt or other leverage techniques in order to finance its operations or the construction of its proposed plants. This has certain risks among which are the risk of foreclosure or unavailability of other debt if unsuccessful.

p)  No Dividends

To date, the Company has not paid any cash dividends on its capital stock and shareholders should not expect to receive any dividends. At present the Company has no assets from which to pay dividends. If it did, the Company most likely would use such assets for business operations. The Company does not anticipate paying any cash dividends in the foreseeable future.

q)  Control by Current Management and Shareholders

The Company's executive officers, directors, and greater than 5% shareholders (and their affiliates) currently beneficially own approximately 28.8% of the Company's outstanding Common Stock (including performance shares held in escrow).

r)  Penny Stock Rules

At present, the Company would be considered a “penny stock,” which generally is a stock trading under $5.00. Because of abuses in such stocks, the United States Securities Exchange Commission (the “SEC”) has promulgated certain rules regulating the activities of broker dealers who wish to recommend purchase of such securities to their customers. This often has the result of reducing trading in such stocks and making it more difficult for investors to sell their shares.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company currently has no investments in real estate, real estate mortgages, or real estate securities. The Company's principal executive office is 1666 West 75th Avenue, Vancouver, B.C., Canada V6P 6G2. The Company's telephone number is (604) 714-1606.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2004.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded under the symbol "AGNI." These securities are quoted in the over-the-counter market. AGNI was listed for trading in May 2002, and began trading in June 2002. The following table sets forth the Company's high and low bids for the Company's common stock as reported on the Bulletin Board for the periods indicated:

Fiscal Year 2004	High	Low
First Quarter	0.22	0.14
Second Quarter	0.21	0.06
Third Quarter	0.12	0.03
Fourth Quarter	0.08	0.031
Fiscal Year 2003	High	Low
First Quarter	.36	.20
Second Quarter	.82	.21
Third Quarter	.42	.15
Fourth Quarter	.25	.16

The closing bid price of the Company's common stock as reported on the Over-the-Counter Bulletin Board on March 29, 2005 was $0.0280 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions. These securities are currently held of record by a total of approximately 700 persons.

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

During the year ended December 31, 2004, the Company issued a total of 10,687,482 shares, of which 2,346,192 shares were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $219,007, of which $35,155 had been received in 2003, and the Company paid no underwriting discounts or commissions. The shares were issued in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States. The shares were issued on various dates between January 1, 2004 and October 26, 2004, to persons who subscribed for purchase of such shares pursuant to the terms of an offering memorandum dated November 1, 2003 or May 1, 2004.

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

Overview

The number of authorized shares of common stock in the Company was 25,000,000, and 10,000,000 shares of preferred stock were also authorized. In January 2002, in conjunction with a 2:1 forward split of its issued and outstanding common stock, the Company increased its authorized common stock from 25,000,000 to 50,000,000 shares.  On, October 27, 2004, the Company increased its authorized common stock from 50,000,000 to 100,000,000 shares, with the preferred stock remaining unchanged at 10,000,000.

Plan of Operations

Agronix, Inc. is in the market-entry stage of its business plan:  remediating organic wastes (animal manure, sewage sludge and Industrial, Commercial, Institutional (ICI) waste streams) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value-added agri-products. The Company refers to its technology as the Global Organic Systems, or the "G.O. Systems”, which is now fully engineered and ready to enter the market.

The Company’s primary focus has been the acquisition and retrofit of a permitted facility in Castleblayney, Ireland, to become its first fully operational plant.  Immediate revenues would be derived from existing infeed contracts and take-out contracts.  The plant would showcase all components of the flow-through G.O. Systems technology, its efficiency and profitability, while also strategically positioning the Company within the European Union.

The Company has an agreement with Terralift Ireland, Ltd. for the purchase of the Castleblayney site.  A verbal extension on this agreement has been granted, allowing the Company more time to complete its financing.  The delay in completion and the changes in the US dollar valuation, have prompted the purchase price to be renegotiated in Euros.

During 2004, the Company received the final executed loan agreement for $2,900,000 from the Overseas Private Investment Corporation (OPIC), toward the completion of the Castleblayney project.  Since the Company has been unable to raise the matching funds, it is now likely the Company will be required to reapply to OPIC for the loan, if the Company elects to finance through this means.

With the Ireland location and strength of the Euro, the Company is focusing its efforts on finding European investors.  In order to raise funds for the Castleblayney acquisition, continued operations and increase European investor awareness, the Company plans to offer for sale up to 10,000,000 Regulation-S shares, which will be restricted from returning to the United States for 1 year, on the Berlin Stock Exchange. The Company has named a trustee, in Germany, for these shares and any proceeds and benefits from sale.  A minimum selling price of $0.15, which is well above the recent OTC.BB trading price, has been set.  At this time, the 10,000,000 Regulation-S shares have been authorized, but not yet transferred to the trustee.

Additionally, the Company is working with strategic partners including Goodworks International and key partners in the Caricom (Caribbean), Asian and European regions.  Developments in Jamaica, Hungary, Germany and China could result in advancements for the Company in 2005.  Agronix’s objective remains to establish joint venture partners to implement plants in these various regions.

Mr. Peter Drummond, the Company’s past Chairman and CEO has agreed to direct the Company’s activities in SE Asia and China from his home base in New Zealand.  Mr. Drummond reports progress is being made for financing in China.

The Honourable Charlie Mayer, P.C., Chairman of the Board since February 2004 and Chairman of the Audit Committee continues to introduce the Company to the agricultural industry and potential partners in North America. Mr. Mayer, as a former member of Parliament and international trade negotiator, brings to the Company extensive credentials, understanding of international trade practices and policies, and a solid background in running successful farming and business operations.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of December 31, 2004, the Company had cash on hand of $7,181, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. The Company experienced a net loss of $1,464,885 for the year ended December 31, 2004, compared with a loss of $1,937,835 for 2003. The loss for the year ending December 31, 2004 is approximately $472,950 less than the loss for 2003. The difference is due to lower stock-based compensation for consultants.

There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling common stock by private placements and through direct awards of stock to our employees and consultants.  The future funds are anticipated to come principally from Europe.

The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

ITEM 7.

FINANCIAL STATEMENTS

See the following pages.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

DECEMBER 31, 2004

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	17
Consolidated Balance Sheets	18
Consolidated Statements of Operations	19
Consolidated Statements of Cash Flows	20
Consolidated Statement of Stockholders’ Equity (Deficit)	21
Notes to Consolidated Financial Statements	25 - 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agronix, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Agronix, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2004 and 2003, and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 28, 2005

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31	December 31
	2004	2003

CURRENT ASSETS
Cash	$ 7,181	$ 38,281
Receivables	5,632	10,589
Prepaid expenses and deposits (Note 11)	152,911	179,976
	165,724	228,846
EQUIPMENT	827	6,306
DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD. (Note 3)	-	50,000
INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC. (Note 4)	-	1
	$ 166,551	$ 285,153

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 478,400	$ 388,262
Due to related parties (Note 5)	63,440	63,440
	541,840	451,702
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 6)
Authorized:

  100,000,000 common shares with a par value of $0.001 per share

    10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
38,191,197 (2003: 27,503,715) common shares	38,191	27,503
Additional paid in capital	6,073,013	4,768,901
Common stock subscribed	-	35,155
Less: Stock subscriptions receivable	(23,500)	-
	6,087,704	4,831,559
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(6,462,993)	(4,998,108)
	(375,289)	(166,549)
	$ 166,551	$ 285,153

Going Concern (Note 1)

Commitments (Notes 3 and 8)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative
	From Inception	For the Year	For the Year
	(January 20, 2000) to December 31	Ended December 31	Ended December 31
	2004	2004	2003
INTEREST INCOME	$ 3,945	$ 199	$ 773
EXPENSES
Consulting and management fees	3,751,069	1,167,256	1,111,151
Depreciation	23,865	3,236	4,239
General and administrative	300,016	98,495	107,141
Loss on sale of equipment	2,549	2,549	-
Professional fees	332,948	96,102	62,271
Rent	69,532	12,404	14,915
Research and development (Note 7)	1,174,542	-	404,389
Salaries and benefits (recovery)	174,919	(21,131)	122,484
Shareholder communications	92,585	34,795	23,860
Travel and promotion	394,760	71,377	87,729
	6,316,787	1,465,083	1,938,179
LOSS BEFORE THE FOLLOWING	(6,312,842)	(1,464,884)	(1,937,406)
Loss on impairment of investment in
and advances to 3884171 Canada Inc.	(150,151)	(1)	(429)
NET LOSS	$ (6,462,993)	$ (1,464,885)	$ (1,937,835)

Basic loss per share		$ (0.05)	$ (0.08)

Weighted average number of common shares outstanding		32,054,083	23,944,045

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative From Inception
	(January 20, 2000)	For the Year	For the Year
	to December 31	Ended December 31	Ended December 31
Cash derived from (applied to):	2004	2004	2003
OPERATING ACTIVITIES
Net loss for the year	$ (6,462,993)	$ (1,464,885)	$ (1,937,835)
Depreciation	23,865	3,236	4,239
Loss on sale of equipment	2,549	2,549	-
Non-cash research and development	779,856	-	396,000
Stock based compensation	1,227,498	291,648	257,950
Impairment of investment in 3884171 Canada Inc.	450,151	1	429
Impairment of Terralift deposit	50,000	50,000	-
Wages paid through the issuance of common shares	70,320	15,020	50,800
Rent paid through issuance of common shares	23,209	-	-
Settlement of debt through issuance of common shares	45,711	45,711	-
Consulting, management and professional fees paid
through the issuance of common shares	1,806,120	743,456	687,404
Change in non-cash working capital
Receivables	(5,632)	4,957	12,008
Prepaid expense and deposits	(176,453)	3,523	(164,891)
Accounts payable and accruals	464,867	90,138	128,755
	(2,000,932)	(214,646)	(565,141)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	-
Advances to shareholder	(14,267)	-	-
Shares issued for cash, net of shares subscribed	2,185,900	183,852	630,547
	2,235,073	183,852	630,547
INVESTING ACTIVITIES
Acquisition of equipment	(28,266)	(1,334)	(218)
Proceeds on sale of equipment	1,028	1,028	-
Deposit on acquisition of Terralift Ireland Ltd.	(50,000)	-	(50,000)
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	-
	(226,960)	(306)	(50,218)
Increase (decrease) in cash	7,181	(31,100)	15,188
Cash, beginning of the year	-	38,281	23,093
Cash, end of the year	$ 7,181	$ 7,181	$ 38,281
Supplemental cash flow information:
Shares issued for research and development	$ 779,856	$ -	$ 396,000
Stock based compensation	$ 1,227,498	$ 291,648	$ 257,950
Shares issued for rent	$ 23,209	$ -	$ -
Shares issued for settlement of debt	$ 45,711	$ 45,711	$ -
Shares issued for consulting, management and legal services	$ 1,806,120	$ 743,456	$ 687,404
Shares issued for wages	$ 70,320	$ 15,020	$ 50,800
Subscriptions receivable	$ (23,500)	$ (23,500)	$ -
Cash paid during the year for:
Interest		$ -	$ -
Income taxes		$ -	$ -

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2004

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Shares issued for cash:
at $0.001 per share	5,250,000	$ 5,250	$ -	$ -	$ -	$ 5,250
at $0.30 per share	40,000	40	7,960	-	-	8,000
at $0.50 Cdn per share	1,000,000	1,000	337,287	-	-	338,287
at $1.00 Cdn per share	182,250	182	122,780	-	-	122,962

Shares issued to acquire
research and development	150,000	150	149,850	-	-	150,000

Shares subscribed for cash:
At $1.00 per share	-	-	-	22,500	-	22,500

Stock based compensation	-	-	181,250	-	-	181,250

Net loss for the year	-	-	-	-	(740,239)	(740,239)

Balance, December 31, 2000	6,622,250	6,622	799,127	22,500	(740,239)	88,010

Acquisition of AWR (Note 1)	6,622,250	6,622	(33,990)	-	-	(27,368)

Reverse merger adjustment	(4,939,000)	(4,939)	4,939	-	-	-

Shares issued for cash:
at $0.50 Cdn per share	231,000	231	73,196	-	-	73,427
at $1.00 Cdn per share	669,357	670	404,543	(22,500)	-	382,713

Shares issued for premises
lease at $1.00 Cdn per share	15,680	15	10,094	-	-	10,109

Shares issued for consulting services:
at $1.00 Cdn per share	442,500	443	282,627	-	-	283,070

Stock based compensation	-	-	295,750	-	-	295,750

Net loss for the year	-	-	-	-	(945,584)	(945,584)

Balance, December 31, 2001	9,664,037	9,664	1,836,286	-	(1,685,823)	160,127

Shares issued for premises lease:
at $0.64 ($1.00 Cdn) per share	1,960	2	1,230	-	-	1,232

Shares issued for consulting services:
at $0.64 ($1.00 Cdn) per share	55,000	55	35,132	-	-	35,187

Pre-split subtotal	9,720,997	9,721	1,872,648	-	(1,685,823)	196,546

Two-for-one stock split	9,720,997	9,721	(9,721)	-	-	-

Shares issued for consulting services:
at $0.15 per share	40,500	41	6,034	-	-	6,075
at $0.25 per share	16,000	16	3,984	-	-	4,000
at $0.29 per share	20,500	21	5,924	-	-	5,945
at $0.34 per share	139,000	139	47,121	-	-	47,260
at $0.36 per share	4,500	4	1,616	-	-	1,620
at $0.37 per share	1,000	1	369	-	-	370
at $0.40 per share	16,000	16	6,384	-	-	6,400
at $0.45 per share	30,500	30	13,695	-	-	13,725
at $0.64 ($1.00 Cdn) per share	164,500	164	105,299	-	-	105,463
at $1.00 per share	100,000	100	99,900	-	-	100,000

Balance carried forward	19,974,494	$ 19,974	$ 2,153,253	$ -	$ (1,685,823)	$ 487,404

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2004

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance carried forward	19,974,494	$ 19,974	$ 2,153,253	$ -	$ (1,685,823)	$ 487,404

Shares issued for premises lease:
at $0.15 per share	2,300	2	343	-	-	345
at $0.25 per share	2,300	2	573	-	-	575
at $0.29 per share	2,300	3	664	-	-	667
at $0.32 ($0.50 Cdn) per share	19,720	20	6,241	-	-	6,261
at $0.34 per share	2,300	2	780	-	-	782
at $0.40 per share	2,300	2	918	-	-	920
at $0.45 per share	2,300	3	1,032	-	-	1,035
at $0.56 ($0.85 Cdn) per share	2,300	2	1,281	-	-	1,283

Shares issued for wages:
at $0.45 per share	10,000	10	4,490	-	-	4,500

Shares issued for cash:
at $0.35 ($0.55 Cdn) per share	450,000	450	155,623	-	-	156,073
at $0.39 ($0.60 Cdn) per share	16,667	17	6,559	-	-	6,576
at $0.45 ($0.70 Cdn) per share	30,000	30	13,683	-	-	13,713
at $0.50 per share	384,000	384	191,616	-	-	192,000
at $0.75 per share	67,000	67	49,933	-	-	50,000

Stock-based compensation	-	-	200,900	-	-	200,900

Net loss	-	-	-	-	(1,374,450)	(1,374,450)

Balance, December 31, 2002	20,967,981	20,968	2,787,889	-	(3,060,273)	(251,416)

Shares issued for salary and wages:
at $0.22 per share	20,000	20	4,380	-	-	4,400
at $0.25 per share	40,000	40	9,960	-	-	10,000
at $0.28 per share	20,000	20	5,580	-	-	5,600
at $0.46 per share	20,000	20	9,180	-	-	9,200
at $0.48 per share	20,000	20	9,580	-	-	9,600

Shares issued for legal services:
at $0.45 per share	11,111	11	4,989	-	-	5,000

Shares issued for consulting services:
at $0.18 per share	4,500	4	784	-	-	788
at $0.20 per share	246,500	246	49,054	-	-	49,300
at $0.21 per share	150,000	150	31,350	-	-	31,500
at $0.22 per share	214,500	215	46,975	-	-	47,190
at $0.23 per share	779,500	780	178,505	-	-	179,285
at $0.25 per share	39,000	40	9,710	-	-	9,750
at $0.26 per share	225,000	225	58,275	-	-	58,500
at $0.27 per share	449,500	450	120,915	-	-	121,365
at $0.28 per share	14,500	15	4,045	-	-	4,060
at $0.29 per share	10,000	10	2,890	-	-	2,900
at $0.30 per share	69,500	69	20,781	-	-	20,850
at $0.31 per share	25,000	25	7,725	-	-	7,750
at $0.33 per share	89,500	90	29,445	-	-	29,535
at $0.34 per share	10,000	10	3,390	-	-	3,400
at $0.37 per share	230,000	230	84,870	-	-	85,100
at $0.38 per share	40,000	40	15,160	-	-	15,200
at $0.45 per share	10,000	10	4,490	-	-	4,500
at $0.46 per share	4,500	5	2,066	-	-	2,071
at $0.48 per share	44,500	44	21,316	-	-	21,360

Balance carried forward	23,755,092	$ 23,757	$ 3,523,304	$ -	$ (3,060,273)	$ 486,788

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2004

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance carried forward	23,755,092	$ 23,757	$ 3,523,304	$ -	$ (3,060,273)	$ 486,788

Shares issued for cash:
at $0.15 per share	431,800	432	64,338	(4,770)	-	60,000
at $0.17 per share	208,123	208	35,115	(11,022)	-	24,301
at $0.18 per share	84,000	84	15,036	-	-	15,120
at $0.20 per share	975,000	975	194,025	(170,000)	-	25,000
at $0.21 per share	91,428	91	19,084	-	-	19,175
at $0.22 per share	35,901	36	7,888	(6,320)	-	1,604
at $0.23 per share	153,693	153	35,205	-	-	35,358
at $0.26 per share	49,461	49	12,811	-	-	12,860
at $0.27 per share	11,629	12	3,128	-	-	3,140
at $0.29 per share	16,241	16	4,694	-	-	4,710
at $0.32 per share	156,562	156	49,974	(22,250)	-	27,880
at $0.34 per share	18,470	18	6,262	-	-	6,280
at $0.35 per share	142,543	142	49,748	(11,633)	-	38,257
at $0.39 per share	10,512	11	4,089	(4,100)	-	-
at $0.47 per share	10,414	10	4,880	-	-	4,890
at $0.51 per share	51,553	52	26,293	-	-	26,345
at $0.52 per share	9,615	10	4,990	-	-	5,000
at $0.57 per share	60,051	60	34,155	-	-	34,215
at $0.67 per share	31,627	31	21,132	-	-	21,163

Shares issued for research:
at $0.33 per share (Note 7)	1,200,000	1,200	394,800	-	-	396,000

Common stock subscriptions	-	-	-	265,250	-	265,250

Stock-based compensation			257,950		-	257,950

Net loss for the year	-	-	-	-	(1,937,835)	(1,937,835)

Balance, December 31, 2003	27,503,715	27,503	4,768,901	35,155	(4,998,108)	(166,549)

Shares issued for cash:
at $0.05 per share	1,210,000	1,210	59,290	-	-	60,500
at $0.07 per share	175,200	175	12,089	-	-	12,264
at $0.10 per share	87,623	88	8,675	-	-	8,763
at $0.12 per share	41,666	42	4,958	-	-	5,000
at $0.13 per share	214,151	214	27,626	-	-	27,840
at $0.14 per share	60,114	60	8,355	-	-	8,415
at $0.16 per share	62,688	63	9,967	-	-	10,030
at $0.17 per share	446,735	447	75,498	(30,445)	-	45,500
at $0.18 per share	14,111	14	2,526	-	-	2,540
at $0.19 per share	15,789	16	2,984	-	-	3,000
at $0.26 per share	18,115	18	4,692	(4,710)	-	-
at $0.047 per share	500,000	500	23,000	(23,500)

Shares issued for legal services:
at $0.18 per share	200,000	200	35,628	-	-	35,828

Shares issued for wages and salary:
at $0.071 per share	20,000	20	1,400	-	-	1,420
at $0.165 per share	40,000	40	6,560	-	-	6,600
at $0.17 per share	20,000	20	3,380	-	-	3,400
At $0.18 per share	20,000	20	3,580			3,600

Balance carried forward	30,649,907	$ 30,650	$ 5,059,109	$(23,500)	$ (4,998,108)	$ 68,151

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2004

					Deficit
					Accumulated
	Common	Common	Additional	Shares	During the
	Shares	Shares	Paid-In	Subscribed	Development
	(Number)	(Amount)	Capital	(Receivable)	Stage	Total

Balance carried forward	30,649,907	$ 30,650	$ 5,059,109	$ (23,500)	$ (4,998,108)	$ 68,151

Shares issued for settlement of debt:
at $0.032 per share	650,000	650	19,955	-	-	20,605
at $0.037 per share	100,000	100	3,577	-	-	3,677
at $0.05 per share	253,752	254	12,258	-	-	12,512
at $0.09 per share	100,000	100	8,817	-	-	8,917

Shares issued for consulting services:
at $0.0325 per share	461,538	462	14,538	-	-	15,000
at $0.04 per share	19,500	19	761	-	-	780
at $0.041 per share	344,000	344	13,760	-	-	14,104
at $0.045 per share	310,000	310	13,640	-	-	13,950
at $0.049 per share	100,000	100	4,786	-	-	4,886
at $0.05 per share	129,500	129	6,346	-	-	6,475
at $0.055 per share	34,500	34	1,864	-	-	1,898
at $0.06 per share	750,000	750	44,250	-	-	45,000
at $0.065 per share	300,000	300	19,200	-	-	19,500
at $0.071 per share	9,500	10	665	-	-	675
at $0.08 per share	119,000	119	9,401	-	-	9,520
at $0.082 per share	25,000	25	2,015	-	-	2,040
at $0.09 per share	440,000	440	38,455	-	-	38,895
at $0.10 per share	760,000	760	75,240	-	-	76,000
at $0.104 per share	10,000	10	1,030	-	-	1,040
at $0.15 per share	105,000	105	15,645	-	-	15,750
at $0.16 per share	910,000	910	144,690	-	-	145,600
at $0.17 per share	1,088,500	1,088	183,947	-	-	185,035
at $0.175 per share	10,000	10	1,740	-	-	1,750
at $0.18 per share	604,500	605	108,205	-	-	108,810
at $0.185 per share	367,000	367	67,528	-	-	67,895
at $0.19 per share	10,000	10	1,890	-	-	1,900
at $0.20 per share	30,000	30	5,970	-	-	6,000

Shares returned to treasury and cancelled:
at $0.23 per share	(500,000)	(500)	(114,500)	-	-	(115,000)

Stock-based compensation	-	-	308,231	-	-	308,231

Net loss for the year	-	-	-	-	(1,464,885)	(1,464,885)

Balance, December 31, 2004	38,191,197	$ 38,191	$ 6,073,013	$ (23,500)	$ (6,462,993)	$ (375,289)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated under the laws of Florida, U.S.A. on May 6, 1996 as RCA Trading Co.  The Company changed its name to Agronix, Inc. (“Agronix” or the “Company”) on June 18, 2001.

Pursuant to a share exchange agreement entered into on October 16, 2000 and closed on March 26, 2001, between the shareholders of Agronix and shareholders of a private company, American Waste Recovery, Inc. ("AWR"), the Company purchased all of the outstanding shares of AWR.  AWR was incorporated under the laws of Nevada, U.S.A. on January 20, 2000 as American Bio Recovery, Inc. and on January 26, 2000, its name was changed to American Waste Recovery, Inc.  The consideration for this acquisition was the issuance by the Company of 6,622,250 common shares.

As a result of this transaction, AWR became a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix.  Since the former shareholders of AWR acquired control of Agronix through this transaction, it is considered a reverse acquisition and these financial statements are presented from the perspective of AWR (the accounting parent in this transaction).  These financial statements present the consolidated results of operations from AWR's date of incorporation (January 20, 2000) to December 31, 2004 including the results of operations of Agronix since March 26, 2001.

Agronix is engaged in the acquisition, development and implementation of technologies that convert organic residues into agricultural products such as growth substrates, organic fertilizers, soil amendments and chemical commodities for agriculture and industry use.  Agronix has focused its activities on the development of its acquired technologies for commercial use, identifying prime international locations to build commercial plants, and forming strategic alliances in order to implement its global business plan.  To date, no revenues have been realized and planned principal operations have not commenced.

Going Concern

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations.  The Company has not generated any revenues and has incurred substantial losses since inception.  At December 31, 2004 the Company had a working capital deficiency of $376,116 and a capital deficiency of $375,289.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations.  It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Consolidation

These consolidated financial statements are presented in U.S. dollars unless otherwise stated, have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, AWR, which is inactive.

b)

Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is recorded on the straight-line method at the following annual rates:

Office equipment	20%
Computer equipment	30%

c)

Investments

The Company uses the equity method to account for its investment in 3884171 Canada Inc. and other business ventures over which it exercises significant influence.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)

Loss Per Share

The Company computes net earnings (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (SFAS 128).  SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations.  Basis EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no impact on the current period’s basic earnings per share.

e)

Stock Based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards.  Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123”, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

During the year ended December 31, 2004, the Company granted stock options to consultants to acquire up to 4,000,000 common shares at a price of 50% of the market value of the shares on the date of exercise, and 500,000 shares at a price of 70% of the 3 lowest bid value of the shares for the five days prior to the date of exercise. Accordingly, the Company has recognized related stock-based compensation of $130,731.  Refer to Note 6.

During the year ended December 31, 2004, the Company granted stock options to a director to acquire 100,000 common shares at a price of $0.50 per share exercisable to April 7, 2010. The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.23%, expected volatility of 200%, an expected option life of five years and no expected dividends. The weighted average fair value of options granted was $0.14 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $14,373 for the year ended December 31, 2004.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested stock option awards in each period.

	2004 $	2003 $

Net loss — as reported	(1,464,885)	(1,937,835)
Add: Employee stock-based compensation expense included in net loss — as reported	-	-
Deduct: Employee stock-based compensation expense determined under fair value method	(145,373)	-

Net loss — pro forma	(1,479,258)	(1,937,835)

Net loss per share (basic and diluted) — as reported	(0.05)	(0.08)
Net loss per share (basic and diluted) — pro forma	(0.05)	(0.08)

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f)

Research and Development

The Company records all research and development costs in accordance with SFAS No. 2 "Accounting for Research and Development Costs".  As such, all research and development costs are expensed as they are incurred, until such time as the research and development outcome is proven for commercial use, at which time the costs are capitalized and amortized. To date the Company has not capitalized any development costs.

g)

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

h)

Use of Estimates

In preparing financial statements in conformity with accounting principles accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and  reported amounts of revenues and expenses during the reporting periods.  Actual results may differ from those estimates.

i)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

j)

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

k)

Financial Instruments

The fair values of cash, receivables, accounts payable, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is currently not exposed to any significant credit or interest risk.

l)

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”).  The objective of EITF 03-1 is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued.  The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect.  Management believes that the adoption of EITF 03-1 will have a material impact on the Company’s financial condition or results of operations.

In November 2005, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”).  SFAS 151 requires issuers to treat idle facility expense, freight, handling costs and waste material (spoilage) as current-period charges regardless of whether such charges are considered abnormal.  In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005.  Management believes the adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2005, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.  SFAS 123(R) is effective for all interim periods beginning after December 15, 2005.  Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations.  See Note 2(e) for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In December 2005, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for  Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance.  SFAS 153 will be effective for fiscal periods beginning after June 15, 2005.  Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

3.

DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD.

On January 7, 2003 the Company entered into a Letter of Intent with Organic Waste Returns Ltd. ("OWR") and Terralift Ireland Ltd. whereby the Company would acquire an 82% interest in Terralift Ireland which would be renamed Agronix Ireland Ltd. OWR will own the remaining 18% of Agronix Ireland. On September 22, 2003 the parties signed a formal agreement which was subsequently amended on March 12, 2004 and June 30, 2004 ("the Agreement").  In accordance with the terms of the Agreement the Company paid a nonrefundable deposit of $50,000 which was written off in the first quarter of 2004. Although the closing date of October 28, 2004 has expired, the parties have verbally agreed to extend the closing date of the original agreement. With this concession and the declining US dollar, the Company has agreed to the following purchase terms: The purchase price for an 82% interest in Terralift Ireland shall be €1,500,000 (Euros) and US$1,000,000 worth of the Company's common stock paid out over 5 years at market value.

Upon completion of the acquisition, the OWR shareholders have agreed to loan $250,000 to Agronix Ireland on an interest free basis for a period of one year and will become part of the management team of the Ireland plant. Also concurrent with the closing of the Agreement, Agronix Ireland will enter into a separate agreement with Terralift UK Ltd. to handle marketing and sales of products manufactured by the Ireland plant.

The acquisition of the Ireland plant, if completed, will include the existing plant (land, buildings and equipment) which currently manufactures compost and organic fertilizers for the turf and golf course market.  As well, the parties plan a complete retrofit using Agronix technologies for a total investment of approximately $5,800,000.

The Company has executed the Overseas Private Investment Corporation  (OPIC) Loan Agreement, dated July 1, 2004, for $2.9 million based on the Company providing matching funds. OPIC is a US government agency which helps businesses invest overseas and fosters economic development in new and emerging markets. The Company continues to pursue various financial sources to obtain these matching funds but has been unsuccessful to date.  Since considerable time has lapsed since the initial loan application, the Company may be required to reapply for the loan amount.

Under a new agreement of October 13, 2004 with ONRS (Organic Nutrient Recycling Systems) (formerly BCBV), ONRS will manage the Operations Division of Agronix.  ONRS will manage the plant retrofit, commissioning and training personnel to operate the Agronix Ireland plant. The principals of ONRS are minority shareholders of OWR.

Under a separate consulting agreement, the Managing Director of Terralift Ireland will be granted a stock option of 500,000 shares issued quarterly from the date of closing the acquisition, at an agreed market value, over a two year term for the purpose of developing organic fertilizers and market development for Agronix end products.

4.

INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC.

The Company has elected to dissolve the jointly-owned Canadian federal company, 3884171 Canada Inc.  All investments in and advances to 3884171 Canada Inc. have been written off.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

5.

DUE TO RELATED PARTIES

	2004	2003
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12% per
annum simple interest; interest payable monthly; repayable
on demand or on June 30, 2005	$ 63,440	$ 63,440

For the year ended December 31, 2004, the Company has accrued interest of $7,612 (2003 - $7,612).  At December 31, 2004, $17,092 (2003 - $9,480) is owing for interest and is included in accounts payable and accrued liabilities.

6.

CAPITAL STOCK

On October 27, 2004, the Company increased its authorized number of common shares from 50,000,000 to 100,000,000 shares.

Effective March 5, 2004 the Company filed a form S-8 Registration Statement in connection with its newly adopted 2004 Stock Incentive Plan allowing for the direct award of shares or granting of options to acquire shares up to a total of 5,000,000 shares.  On July 28, 2004, the Company filed an Amended Form S-8 to register an amendment to the 2004 Stock Incentive Plan number to increase the number of options to 10,000,000 shares.

The Company issues shares in payment for certain consulting, management, professional fees and expenses incurred.  The shares were previously registered by way of a form S-8 Registration Statement.  During the year ended December 31, 2004, the Company issued a total of 8,841,290 common shares to certain officers, employees, consultants and other shareholders for wages, legal, consulting fees and settlement of debt valued at $910,562.

The Company also has an ongoing offering memorandum which is renewed every six months.  The current offering commenced on November 1, 2004 and will close on April 30, 2005. During the year ended December 31, 2004 the Company issued 2,346,192 common shares for proceeds of $219,007, of which $35,155 was received at December 31, 2003.

In 2003, the Company had issued 500,000 common shares, valued at $115,000, to a consultant for compensation. During 2004, both parties agreed to terminate this agreement. The 500,000 shares were returned by the consultant, cancelled and returned to the Company’s treasury.

Stock Options and Warrants

The following table summarizes information about outstanding and exercisable share options at December 31, 2004:

Options Outstanding and Exercisable
			Average	Weighted
			Remaining	Average
		Exercise	Contractual	Exercise
Number		Price	Life	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share
840,000	01/27/00	$ 0.50	1.07	$ 0.50
400,000	01/28/00	0.50	1.08	0.50
300,000	02/17/00	0.50	1.13	0.50
500,000	08/04/00	0.50	1.27	0.50
150,000	10/30/00	0.67	1.83	0.67
400,000	01/17/01	1.00	2.05	1.00
80,000	07/03/01	1.00	2.18	1.00
20,000	02/07/03	0.50	4.50	0.50
100,000	04/07/04	0.50	5.51	0.50

2,790,000			1.51	$ 0.60

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

6.

CAPITAL STOCK (continued)

Summary of share option activity and information concerning options at December 31, 2004:

	2004	2003
Balance, beginning of year	6,690,000	6,870,000
Granted	4,600,000	520,000
Exercised	(961,538)	-
Expired	(3,538,462)	(200,000)
Cancelled	(4,000,000)	(500,000)

Balance, end of year	2,790,000	6,690,000

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

During 2003 the Company entered into a five-year non-exclusive financial services consulting agreement.  In consideration the Company granted 2,000,000 common stock purchase warrants entitling the holder to purchase restricted shares of the Company's common stock for a period of five years as follows:  500,000 shares at $0.40 per share; 500,000 shares at $0.75 per share; 500,000 shares at $1.00 per share; and 500,000 shares at $1.50 per share.  The warrants vest as follows:  500,000 effective November 30, 2003 and 500,000 at the end of each of the six, twelve and eighteen months. The fair value of these warrants of $355,000 was estimated at the grant date using the Black-Scholes option pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, expected volatility of 188% and an expected life of five years.  The fair value of these warrants will be recorded as a consulting fee upon vesting of the warrants, of which $88,750 was expensed to December 31, 2003, and a further $177,500 to December 31, 2004.

During the year ended December 31, 2004, the Company granted options to purchase 4,000,000 shares of the Company’s common stock to certain consultants at a price equal to 50% of the market value of the shares on the date of exercise for a period of five months.  A charge to additional paid in capital of $114,231 related to these options has been recorded using their intrinsic value under the variable option method of accounting.  The Company also granted options to purchase 500,000 shares of the Company’s common stock to a consultant at a price equal to 70% of the 3 lowest market bid price of the shares for the five days prior to the date of exercise. A charge to additional paid in capital of $16,500 related to these options has been recorded using their intrinsic value under the variable option method of accounting for a total in the year of $130,731 of which $16,583 is in prepaids.

During the year ended December 31, 2004, the Company granted stock options to a director to acquire 100,000 common shares at a price of $0.50 per share exercisable to April 7, 2010.  The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.23%, expected volatility of 200%, an expected option life of five years and no expected dividends.

Performance Shares

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the Company's President and CEO.  For each $0.25 of cumulative cash flow generated by the Company from its operations, two performance shares will be released from escrow.  All shares remain in escrow at December 31, 2004.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

7.

RESEARCH AND DEVELOPMENT

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

The Company has incurred research and development expenses as follows:

Cumulative From Inception		For the Year	For the Year
(January 20, 2000) to December 31		Ended December 31	Ended December 31
	2004	2004	2003

Acquisition of organic matter expertise and intellectual property	$ 164,500	-	-
Technical development of BCR System	331,878	-	2,936
Technical development of BCIR System	282,164	-	5,453
BCBV intellectual property, systems and processes	396,000	-	396,000

	$ 1,174,542	$ -	$ 404,389

8.

COMMITMENTS

a)

Collaborative Research and Development Agreement

The Company consolidated its research and development activities at Carleton University in Ottawa, Canada where pursuant to an agreement (the "Agreement") effective May 1, 2001 and as amended July 17, 2001, the Company committed to fund a maximum of CAD$594,600 towards certain projects over the four year period ending April 30, 2005.  Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days.

The Company will own any new technologies and/or intellectual property arising out of these research and development activities.  Carleton will have the right to: (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton University, subject to a royalty-free non-exclusive license to the Company.  To date the Company has incurred $232,076 for research and development and $92,334 in accrued interest leaving $324,410 due to Carleton University as at December 31, 2004 which is included in accounts payable and accrued liabilities.

The research and development agreement has been discontinued until such time that the Company is able to satisfy its obligation to Carleton University.

b)

Licensing Agreement

On February 28, 2003 the Company entered into a licensing agreement with a newly formed company in Jamaica named Agronix Caricom Inc., whereby the Company granted to Agronix Caricom Inc. the exclusive rights to employ its technologies throughout the Caribbean region.  Although the original agreement has expired, the Company has agreed to honour the agreement while negotiations continue with the Jamaican government and industry partners.  The first project has a estimated cost of $6,000,000, for which the Company will contribute 25%, or an estimated $1,500,000, in exchange for 25% non-dilutable equity interest in the plant.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

8.

COMMITMENTS (continued)

c)

Consulting Agreements

The Company has entered into certain consulting agreements whereby the Company has committed to issue a total of 34,500 shares per month to consultants subject to monthly renewals.

Effective April, 2004, the Company agreed to issue 5,000 shares of common stock per month as compensation to the Chairman of the Audit Committee.

d)

Executive Employment Agreements

The Company entered into an executive employment agreement effective August 15, 2002 whereby the Company had agreed to pay $20,000 per month if and when those funds were available to its CEO for a period of sixty months.  The Company may issue up to 20,000 shares of common stock in lieu of salary in any month where the funds were not available.  Under the terms of this agreement the Company also granted stock options to the CEO providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years. This agreement was terminated upon the resignation of the CEO on June 15, 2004 and the options were unexercised and were cancelled.

e)

Trustee Agreement

The Company entered into a Trustee Agreement on November 16, 2004 with Karsten Behrens, a lawyer in Munich Germany, to be trustee for 10,000,000 Regulation-S common shares and any benefits and proceeds of the sale of the shares.  Under a separate sales agreement, the initial offering price for these Regulation-S common shares is set at a minimum of $0.15 per share, and the shares can be traded on the Berlin Stock Exchange. The trustee fee is 3% of the total shares held in trust upon issue of the stock. As of this date, no Regulation-S shares have been transferred to the Trustee and no shares have been sold.

9.

 INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. As at December 31, 2004, the Company had net operating loss carry forwards of approximately $3,200,000 that may be available to reduce future years taxable income and will expire between the years 2018 and 2024.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of future tax assets the impact of the change on the valuation allowance is generally reflected in current income.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company paid $89,513 (2003 - $100,825) in salary and consulting fees to its senior executives including cash payments of $71,453, of which $40,835 is recorded as a payable at December 31, 2004 (2003 - $50,025) and 145,000 common shares valued at $18,060 (2003 – 160,000 common shares valued at $50,800).  In addition, the Company issued 326,775 shares valued at $20,256 to its senior executives as settlement for expenses incurred.  During the year ended December 31, 2003, the Company also paid $552,618 to certain officers and other shareholders for legal and consulting fees comprised of cash payments of $94,688 and 1,598,611 common shares valued at $457,930.  Also in 2003, the Company paid 1,200,000 common shares valued at $396,000 for research and development to BCBV.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

11. PREPAID EXPENSES AND DEPOSITS

Effective November 28, 2003 the Company entered into a one year public relations and shareholder relations agreement whereby the Company paid a total of $145,000, comprised of $30,000 cash and 500,000 shares of the Company's restricted common stock with a fair value of $115,000 of which $105,823 was included in prepaids at December 31, 2003.  The parties have terminated the agreement and the shares of restricted common stock valued at $115,000 were cancelled in the second quarter of 2004.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

11. PREPAID EXPENSES AND DEPOSITS (continued)

During the year ended December 31, 2004, the Company issued a total of 4,888,538 shares of the Company's common stock with a fair value of $620,795 pursuant to consulting agreements with up to one year terms.  400,000 of these shares were issued as restricted common stock and 4,488,538 were issued as S-8 registered common stock.  As at December 31, 2004, $147,064 has been included in prepaid expenses.  These consulting agreements were with: (1) consultants for professional services and (2) consultants providing corporate development services which include business development strategies, strategic alliances, asset-backed debt financing, technology transfer license opportunities and introductions to sources of capital partners in order to match the Overseas Private Investment Corporation (OPIC) funding.

12. SUBSEQUENT EVENTS

The Company issued a total of 699,000 shares of the Company's common stock pursuant to consulting agreements, comprised of 10,000 shares issued to the Chairman of the Audit Committee, and 589,000 shares issued to various consultants.  These shares were issued as S-8 registered common stock.

The Company has entered into a letter of intent with a Hungarian partner to launch Agronix Hungary, contingent upon the Hungarian partner providing the financing for the first plant in Hungary. The partner will provide all the funds, estimated at $3,200,000 required for the initial plant, and the Company would provide a turnkey plant, technology and staff training for a 25% interest in the plant.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

During 2004, the Company formed an Audit Committee, chaired by Charlie Mayer to review its financial reporting procedures and financial statements.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Brian Hauff	57	President, CEO, CFO and Director since March 2001
Peter J. Barnett	66	Secretary and Director since March 2001
Charles Mayer	68	Chairman since February 2004

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

Biographical Information

Brian Hauff

Brian Hauff is the President, Chief Executive Officer, Chief Financial Officer and a director of the Company. Mr. Hauff is the founder of the Company and has worked for the Company since its inception. He has also been an investor/developer for the past 20 years. Mr. Hauff has a combined Economics and Commerce degree (Hons.) from Simon Fraser University and a law degree from the University of British Columbia. He is a resident of Vancouver, B.C. Canada.

Peter J. Barnett

Peter Barnett is the Chairman and a director of the Company. He is a co-founder of a number of restaurant companies including Pizza Patio, Elephant and Castle, and most recently the Canadian division of the Rainforest Café. Mr. Barnett is well known for his involvement in community and charitable services. Mr. Barnett was honored by Canada with the 125th Centennial Medal of Honor for contributions to the development of Canadian society. He is the Past President of Variety Club International, a worldwide charity that supports children in need. Mr. Barnett is a resident of Vancouver, B.C. Canada.

Charles Mayer

Mr. Mayer is the newest appointed director. He is also Chair of the Manitoba Crop Insurance Corporation and a board member of Canada Bread. He received his B.Sc. from the University of Saskatchewan, and has been a mixed farmer and agrologist, a member of multiple farming associations, as well as having been President of the Manitoba Beef Growers Association. He was first elected as a Conservative Member of Parliament in 1979, and remained for two more terms until 1993. As an MP, Charlie was active in setting federal agricultural policy, being Minister of Agriculture and Agri-Food, holding various junior cabinet positions as well as being involved in the GATT negotiations.

Audit Committee

The Company’s audit committee members are Charlie Mayer, Philip Dayson and Ron Niven. The audit committee's primary function is to provide advice with respect to the Company’s financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor the financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) evaluate the quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The Company’s audit committee has considered whether the provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Code of Ethics

On November 12, 2003, the Company adopted a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions.

Compliance With Section 16(a) of the Exchange Act.

The Company’s officers, directors and principal shareholders have each filed Initial Statements of Beneficial Ownership of Securities on Form 3 and Statements of Changes in Beneficial Ownership of Securities on Form 4.

ITEM 10.

EXECUTIVE COMPENSATION

During the year ended December 31, 2004, the Company incurred $89,513 in salary and consulting fees to its senior officers, including cash payments and accounts payable of $71,453 and 145,000 common shares valued at $18,060.  Of this total, the two CEO’s holding office during 2004 received a total of $71,453 and 100,000 common shares valued at $15,020, and the Chair of the Audit Committee received 45,000 common shares valued at $3,040. The Company also settled expenses owed to two of the Company’s directors through the issuance of 326,775 common shares valued at $20,256.

In April 2004, the Company granted 100,000 options to the new Chairman to purchase 100,000 shares of the Company’s common stock at the exercise price of $0.50. During the third quarter of 2002, the Company granted options to purchase 3,000,000 shares of the Company's common stock to the Company's CEO at a price of $1.00 per share for a period of five years. One third of these options vest immediately, one third will vest upon the completion of five years of service and one third when the Company's share capitalization reaches $100 million. These 3,000,000 options remained unexercised and were cancelled upon the resignation of the CEO.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class
Brian Hauff (1) 1666 West 75th Avenue Vancouver, B.C., Canada V6P 6G2	1,900,000 (2)	5.0%
Peter J. Barnett (1) 1666 West 75th Avenue Vancouver, B.C., Canada V6P 6G2	1,028,000(3)	2.7%
Charles Mayer (1) 1666 West 75th Avenue Vancouver, B.C., Canada V6P 6G2	272,775 (4)	0.7%
Epsom Investment Services 16 Pietermaai Curacao, Netherlands, Antilles	7,800,000	20.4%
All directors and executive officers as a group (3 in number)	3,200,775	8.4%

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

(4) Includes 100,000 options to purchase 100,000 shares of common stock at a price of $0.50. The options expire on April 7, 2010.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 1, 2002, the Company approved a stock option plan whereby 3 million shares will be available to compensate some of the company's key contributing consultants and allow the company to retain and hire qualified personnel.

On January 27, 2000, 1,000,000 post-split performance shares were issued into escrow for the Company's President. For each $0.25 of cumulative cash flow generated by the company from its operations, two performance shares will be released from escrow. All shares remain in escrow at December 31, 2004 and are not included in common shares issued and outstanding.

On September 1, 2002, the Company and its President agreed to transfer these shares to a consultant under the same terms and conditions. This agreement was cancelled during 2004, so the transfer of the performance shares has been rescinded, and remain issued into escrow for the Company’s President.

The Company has entered into an executive employment agreement effective August 15, 2002, whereby the Company has agreed to pay $20,000 per month to its CEO for a period of sixty months. The Company may issue up to 20,000 shares in lieu of salary any months where the funds are not available. The Company must pay four months salary on termination. Under the terms of this agreement, the Company also granted stock options to the CEO providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years. This executive employment agreement was terminated upon the CEO’s resignation, and all options remained unexercised and were cancelled.

During the year ended December 31, 2004, the Company paid $89,513 in salary and consulting fees to its senior officers, including cash payments and accounts payable of $71,453 and 145,000 common shares valued at $18,060.  Of this total, the two CEO’s holding office during 2004 received a total of $71,453 and 100,000 common shares valued at $15,020, and the Chair of the Audit Committee received 45,000 common shares valued at $3,040. The Company also settled expenses owed to two of the Company’s directors through the issuance of 326,775 common shares valued at $20,256.

During 2004, the Chairman was granted 100,000 options at the exercise price of $0.50 per share.  As Chairman of the Audit Committee, the Chairman has been issued 5,000 common shares per month, since April 2004.  In lieu of cash reimbursement for expenses incurred on behalf of the Company, the Chairman has been issued 127,775 common shares valued at $6,339.

During 2004, Peter Barnett, a director has been issued 200,000 common shares, valued at $13,917 in lieu of cash reimbursement for expenses incurred on behalf of the Company.

ITEM 13.

EXHIBITS

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

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit and audit related fees billed by Dale Matheson Carr-Hilton LaBonte for audit of the Company's annual financial statements for review of the Company's quarterly financial statements filed on Form 10-QSB were $16,000 for the fiscal year ended December 31, 2004, and $18,000 for the fiscal year ended December 31, 2003.

Tax Fees

The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte for tax compliance, advice and planning were $Nil for the fiscal year ended December 31, 2004, and $Nil for the fiscal year ended December 31, 2003.

All Other Fees

Dale Matheson Carr-Hilton LaBonte did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2004 and December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRONIX, INC.

By: /S/ BRIAN HAUFF
Brian Hauff, President, Chief Financial Officer and a Director

Date:  March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ BRIAN HAUFF
Brian Hauff, President, Chief Executive Officer, Chief Financial Officer and a Director

Date:  March 30, 2005

By:/S/ CHARLES MAYER
Charles Mayer, Chairman

Date:  March 30, 2005

By:/S/ PETER J. BARNETT
Peter J. Barnett, Secretary and Director

Date:  March 30, 2005