Form 10QSB
period 2005-03-31
AGRONIX INC
filed 2005-05-20
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes...  No.....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At March 31, 2005 there were 39,909,697 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes...     No ..X..

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2005

AGRONIX, INC.

(A Development Stage Company)

MARCH 31, 2005

CONTENTS

Page
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Interim Consolidated Statements of Operations	5
Interim Consolidated Statements of Cash Flows	6
Notes to Interim Consolidated Financial Statements	7 – 24

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31
	2005	2004
	(Unaudited)

CURRENT ASSETS
Cash	$ 844	$ 7,181
Receivables	2,031	5,632
Prepaid expenses and deposits (Note 8)	58,584	152,911
	61,459	165,724
EQUIPMENT	752	827
	$ 62,211	$ 166,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 532,556	$ 478,400
Due to related party (Note 4)	63,440	63,440
	595,996	541,840
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 5)
Authorized:

  100,000,000 common shares with a par value of $0.001 per share

    10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
39,909,697 (December 31, 2004: 38,191,197) common shares	38,910	38,191
Additional paid in capital	6,100,049	6,073,013
Less: Stock subscriptions receivable	(23,500)	(23,500)
	6,115,459	6,087,704
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(6,649,244)	(6,462,993)
	(533,785)	(375,289)
	$ 62,211	$ 166,551
Going Concern (Note 1) Commitments (Notes 3 and 6)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative	For the	For the
	From Inception	Three Months	Three Months
	(January 20, 2000) to March 31	Ended March 31	Ended March 31
	2005	2005	2004
INTEREST INCOME	$ 3,951	$ 6	$ 64
EXPENSES
Consulting and management fees	3,906,418	155,347	147,419
Depreciation	23,940	75	1,034
General and administrative	313,044	13,028	18,852
Loss on sale of equipment	2,549	-	-
Professional fees	346,178	13,230	60,363
Rent	69,532	-	3,357
Research and development (Note 5)	1,174,542	-	-
Salaries and benefits	174,919	-	6,600
Shareholder communications	94,374	1,789	22,114
Travel and promotion	397,548	2,788	24,211
	6,503,044	186,257	283,950
LOSS BEFORE THE FOLLOWING	(6,499,093)	(186,251)	(283,886)
Loss on impairment of investment in
and advances to 3884171 Canada Inc.	(150,151)	-	-
NET LOSS	$ (6,649,244)	$ (186,251)	$ (283,886)

Basic loss per share		$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding		38,751,000	27,944,000

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative From Inception
	(January 20, 2000)	For the Three Months	For the Three Months
	to March 31	Ended March 31	Ended March 31
Cash flows from (used in):	2005	2005	2004
OPERATING ACTIVITIES
Net loss for the period	$ (6,649,244)	$ (186,251)	$ (283,886)
Depreciation	23,940	75	1,034
Loss on sale of equipment	2,549	-	-
Non-cash research and development	779,856	-	-
Stock based compensation	1,227,498	-	-
Impairment of investment in 3884171 Canada Inc.	150,151	-	-
Impairment of Terralift Ireland Ltd. deposit	50,000	-	50,000
Wages paid through the issuance of common shares	70,320	-	6,600
Rent paid through issuance of common shares	23,209	-	-
Settlement of debt through issuance of common shares	45,711	-	-
Consulting, management and professional fees paid
through the issuance of common shares	1,928,202	122,082	103,014
Change in non-cash working capital
Receivables	(2,031)	3,601	9,014
Prepaid expense and deposits	(176,453)	-	798
Accounts payable and accruals	519,023	54,156	22,897
	(2,007,269)	(6,337)	(90,529)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	-
Advances to shareholder	(14,267)	-	-
Shares issued for cash, net of shares subscribed	2,185,900	-	66,040
	2,235,073	-	66,040
INVESTING ACTIVITIES
Acquisition of equipment	(28,266)	-	(1,127)
Proceeds on sale of equipment	1,028	-	-
Deposit on acquisition of Terralift Ireland Ltd.	(50,000)	-	-
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	-
	(226,960)	-	(1,127)
Increase (decrease) in cash	844	(6,337)	(25,616)
Cash, beginning of the period	-	7,181	38,281
Cash, end of the period	$ 844	$ 844	$ 12,665
Supplemental cash flow information:
Shares issued for research and development	$ 779,856	$ -	$ -
Stock based compensation	$ 1,227,498	$ -	$ -
Shares issued for rent	$ 23,209	$ -	$ -
Shares issued for settlement of debt	$ 45,711	$ -	$ -
Shares issued for consulting, management and legal services	$ 1,832,375	$ 27,755	$ 181,014
Shares issued for wages	$ 70,320	$ -	$ 6,600
Subscriptions receivable	$ (23,500)	$ -	$ -
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations.  The Company has not generated any revenues and has incurred substantial losses since inception.  At March 31, 2005 the Company had a working capital deficiency of $534,537 and a capital deficiency of $533,785.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations.  It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Consolidation

These consolidated financial statements are presented in U.S. dollars unless otherwise stated, have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, American Waste Recovery, Inc, which is inactive.

Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is recorded on the straight-line method at the following annual rates:  Office equipment – 20%; Computer equipment – 30%.

Investments

The Company uses the equity method to account for its investments other business ventures over which it exercises significant influence.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	March 31, 2005 $	March 31, 2004 $

Net loss — as reported	(186,251)	(283,886)
Add: Employee stock-based compensation expense included in net loss — as reported	-	-
Deduct: Employee stock-based compensation expense determined under fair value method	-	-

Net loss — pro forma	(186,251)	(283,886)

Net loss per share (basic and diluted) — as reported	(0.01)	(0.01)
Net loss per share (basic and diluted) — pro forma	(0.01)	(0.01)

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

MARCH 31, 2005

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).  The objective of EITF 03-1 is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued.  The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect.  Management believes that the adoption of EITF 03-1 will not have a material impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”).  SFAS 151 requires issuers to treat idle facility expense, freight, handling costs and waste material (spoilage) as current-period charges regardless of whether such charges are considered abnormal.  In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005.  Management believes the adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.  SFAS 123(R) is effective for all interim periods beginning after December 15, 2005.  Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations.  See Note 2 for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance.  SFAS 153 will be effective for fiscal periods beginning after June 15, 2005.  Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

3.

ACQUISITION OF TERRALIFT IRELAND LTD.

On January 7, 2003 the Company entered into a Letter of Intent with Organic Waste Returns Ltd. ("OWR") and Terralift Ireland Ltd. (“Terralift Ireland”) whereby the Company would acquire an 82% interest in Terralift Ireland which would be renamed Agronix Ireland Ltd. (“Agronix Ireland”). OWR will own the remaining 18% of Agronix Ireland.  On September 22, 2003 the parties signed a formal agreement which was subsequently amended on March 12, 2004 and June 30, 2004 ("the Agreement").  In accordance with the terms of the Agreement the Company paid a nonrefundable deposit of $50,000 which was written off in the first quarter of 2004. Although the closing date of October 28, 2004 has expired, the parties have verbally agreed to extend the closing date of the original agreement. With this concession and the declining US dollar, the Company has agreed to the following purchase terms: The purchase price for an 82% interest in Terralift Ireland shall be €1,500,000 (Euros) and US$1,000,000 worth of the Company's common stock paid out over 5 years at market value.

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

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

4.

DUE TO RELATED PARTY

	March 31, 2005	December 31, 2004
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12% per annum simple interest;
interest payable monthly; repayable on demand or on June 30, 2005	$ 63,440	$ 63,440

For the three month period ended March 31, 2005, the Company has accrued interest of $1,903 (2003 - $1,903).  At December 31, 2004, $18,995 (2003 - $11,383) is owing for interest and is included in accounts payable and accrued liabilities.

5.

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

The Company issues shares in payment for certain consulting, management, professional fees and expenses incurred.  The shares were previously registered by way of a form S-8 Registration Statement.  During the three month period ended March 31, 2005, the Company issued a total of 718,500 common shares to certain officers, employees, consultants and other shareholders for consulting fees valued at $27,755. During the three month period ended March 31, 2004, the Company issued a total of 1,010,500 common shares to certain officers, employees, consultants and other shareholders for wages and consulting fees valued at $176,255.

The Company also has an ongoing offering memorandum which is renewed every six months.  The current offering commenced on November 1, 2004 and will close on April 30, 2005.  No shares were issued in the three month period ended March 31, 2005 under this offering memorandum.  During the three month period ended March 31, 2004, the Company issued 440,585 common shares for proceeds of $74,285 which $18,245 was received at December 31, 2003.

In 2003, the Company had issued 500,000 common shares, valued at $115,000, to a consultant for compensation. During the three month period ended March 31, 2004, both parties agreed to terminate this agreement. The 500,000 shares were returned by the consultant, cancelled and returned to the Company’s treasury.

Stock Options and Warrants

The following table summarizes information about outstanding and exercisable share options at March 31, 2005:

Options Outstanding and Exercisable
			Average	Weighted
			Remaining	Average
		Exercise	Contractual	Exercise
Number		Price	Life	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share
840,000	01/27/00	$ 0.50	0.83	$ 0.50
400,000	01/28/00	0.50	0.83	0.50
300,000	02/17/00	0.50	0.88	0.50
500,000	08/04/00	0.50	1.02	0.50
150,000	10/30/00	0.67	1.58	0.67
400,000	01/17/01	1.00	1.80	1.00
80,000	07/03/01	1.00	1.93	1.00
20,000	02/07/03	0.50	4.26	0.50
100,000	04/07/04	0.50	5.26	0.50

2,790,000			1.26	$ 0.60

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

5.

CAPITAL STOCK (continued)

Summary of share option activity and information concerning options at March 31, 2005:

	Three months ended March 31, 2005	Year ended December 31, 2004
Balance, beginning of period	2,790,000	6,690,000
Granted	-	4,600,000
Exercised	-	(961,538)
Expired	-	(3,538,462)
Cancelled	-	(4,000,000)

Balance, end of period	2,790,000	2,790,000

Performance Shares

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the Company's President and CEO.  For each $0.25 of cumulative cash flow generated by the Company from its operations, two performance shares will be released from escrow.  All shares remain in escrow at March 31, 2005.

6.

COMMITMENTS

a)

Collaborative Research and Development Agreement

The Company consolidated its research and development activities at Carleton University (“Carleton”) in Ottawa, Canada where pursuant to an agreement (the "Agreement") effective May 1, 2001 and as amended July 17, 2001, the Company committed to fund a maximum of CAD$594,600 towards certain projects over the four year period ending April 30, 2005.  Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days.

The Company will own any new technologies and/or intellectual property arising out of these research and development activities.  Carleton will have the right to: (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton, subject to a royalty-free non-exclusive license to the Company.  To date the Company has incurred $229,756 for research and development and $101,750 in accrued interest leaving $331,506 due to Carleton as at March 31, 2005 which is included in accounts payable and accrued liabilities.

The research and development agreement has been discontinued until such time that the Company is able to satisfy its obligation to Carleton University.

b)

Licensing Agreement

On February 28, 2003 the Company entered into a licensing agreement with a company in Jamaica named Agronix Caricom Inc. (“Agronix Caricom”), whereby the Company granted to Agronix Caricom Inc. the exclusive rights to employ its technologies throughout the Caribbean region.  Although the original agreement has expired, the Company has agreed to honour the agreement while negotiations continue with the Jamaican government and industry partners.  The first project has a estimated cost of $6,000,000, for which the Company will contribute 25%, or an estimated $1,500,000, in exchange for 25% non-dilutable equity interest in the plant.

c)

Letter of Intent

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

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

7.

COMMITMENTS (continued)

d)

Letter of Intent

The Company entered into a Letter of Intent with BS Technologie GmbH to form joint ventures to build and operate organic waste processing facilities in the European Union.  The Company will provide the technology and intellectual property and BS Technologie will provide the finances.

e)

Consulting Agreements

The Company has entered into certain consulting agreements whereby the Company has committed to issue a total of 34,500 shares per month and CAD$5,000 per month to consultants subject to monthly renewals.

Effective April, 2004, the Company agreed to issue 5,000 shares of common stock per month as compensation to the Chairman of the Audit Committee.

f)

Trustee Agreement

The Company entered into a Trustee Agreement on November 16, 2004 with Karsten Behrens, a lawyer in Munich Germany, to be trustee for 10,000,000 Regulation-S common shares and any benefits and proceeds of the sale of the shares.  Under a separate sales agreement, the initial offering price for these Regulation-S common shares is set at a minimum of $0.15 per share, and the shares can be traded on the Berlin Stock Exchange. The trustee fee is 3% of the total shares held in trust upon issue of the stock. No Regulation-S shares have been transferred to the Trustee and no shares have been sold. The agreement was terminated on April 11, 2005.

8. RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2005, the Company incurred $29,687 (March 31, 2004 - $24,412) in salary and consulting fees to its senior executives or their private companies, which includes 15,000 common shares valued at $450 (March 31, 2004 – 40,000 common shares valued at $6,600). Included in accounts payable is $67,550 (December 31, 2004 – $40,835) owing to a private company owned by a senior executive.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

9. PREPAID EXPENSES AND DEPOSITS

During the three month period ended March 31, 2005, the Company issued a total of 600,000 shares of the Company's common stock as restricted common stock with a fair value of $23,000 pursuant to consulting agreements with up to one year terms.  As at March 31, 2005, $5,809 has been included in prepaid expenses.

During the three month period ended March 31, 2004 the Company entered into four separate consulting agreements whereby the Company issued a total of 867,000 shares of the Company's restricted common stock with a fair value of $152,895.

10. SUBSEQUENT EVENTS

The Company issued a total of 270,000 shares of the Company's common stock pursuant to consulting agreements, comprised of 5,000 shares issued to the Chairman of the Audit Committee, 15,000 shares issued to various consultants, and 250,000 shares issued toward settlement of accounts payable. These shares were issued as S-8 registered common stock.

Effective April 22, 2005, the Company filed a form S-8 Registration Statement in connection with its newly adopted 2005 Stock Incentive Plan allowing for the direct award of shares or granting of options to acquire shares up to a total of 30,000,000 shares.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

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

With the Ireland location and strength of the Euro, the Company is focusing its efforts on finding European investors.  In order to raise funds for the Castleblayney acquisition, the Company has signed a Letter of Intent to form a potential joint venture to acquire and build plants in the European Union.  The other party would provide the funding necessary for the Castleblayney project and subsequent projects, while the Company would provide the technology, intellectual property and turn-key the plant(s).

With this current joint venture opportunity for funding, the Company has elected to cancel the issue of

10,000,000 Regulation S stock into the European market.  If the Company requires additional capital at some later date, the Company may once again look at this option.

Additionally, the Company is working with strategic partners including Goodworks International and key partners in the Caricom (Caribbean), Asian and European regions.  Developments in Jamaica, Hungary, Germany and China could result in advancements for the Company in 2005.  Agronix’s objective remains to establish joint venture partners to implement plants in these various regions.

Mr. Peter Drummond, the Company’s past Chairman and CEO is directing the Company’s activities in SE Asia and China from his home base in New Zealand.  Mr. Drummond reports progress is being made for financing in China.

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

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of March 31, 2005, the Company had cash on hand of $844, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. The Company experienced a net loss of $186,521for the quarter ended March 31, 2005, compared with a loss of $283,886 for 2004. The loss for the quarter ending March 31, 2005 is approximately $$97,000 less than the loss for 2004. The difference is due to a reduction in all expense categories. There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling common stock by private placements and through direct awards of stock to our employees and consultants.  The future funds are anticipated to come principally from Europe.

To maintain operations, subsequent to this quarter, the Company filed a Form S-8 Registration with the U.S. Securities and Exchange Commission for 30,000,000 S-8 Common Shares to be used to ensure key consultants can be issued some reasonable compensation for their services to the Company.   The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

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

May 20, 2005