Form 10QSB
period 2005-06-30
AGRONIX INC
filed 2005-08-15
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes...  No.....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At June 30, 2005 there were 42,291,137 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes...     No ..X..

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2005

AGRONIX, INC.

(A Development Stage Company)

JUNE 30, 2005

(Unaudited)

CONTENTS

Page
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Interim Consolidated Statements of Operations	5
Interim Consolidated Statements of Cash Flows	6
Notes to Interim Consolidated Financial Statements	7-13

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30	December 31
	2005	2004
	(Unaudited)
CURRENT
Cash	$ 359	$ 7,181
Receivables	4,175	5,632
Prepaid expenses and deposits (Note 8)	14,705	152,911
	19,239	165,724
EQUIPMENT	601	827
	$ 19,840	$ 166,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 566,355	$ 478,400
Due to related party (Note 4)	63,440	63,440
	629,795	541,840
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 5)
Authorized:

    100,000,000 common shares with a par value of $0.001 per share

    10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
42,291,137 (December 31, 2004: 38,191,197) common shares	42,291	38,191
Additional paid in capital	6,157,225	6,073,013
Less: Stock subscriptions receivable	(23,500)	(23,500)
	6,176,016	6,087,704
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(6,785,971)	(6,462,993)
	(609,955)	(375,289)
	$ 19,840	$ 166,551

Continuance of operations (Note 1)

Commitments (Notes 3 and 6)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(a Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative
	From Inception	For the	For the	For the	For the
	(Jan 20, 2000)	Six Months	Six Months	Three Months	Three Months
	to June 30	Ended June 30	Ended June 30	Ended June 30	Ended June 30
	2005	2005	2004	2005	2004
INTEREST INCOME	$ 3,954	$ 9	$ 53	$ 3	$ -
EXPENSES
Consulting and management fees	4,019,221	268,150	574,529	112,803	427,110
Depreciation	24,091	226	2,067	151	1,033
General and administrative	324,063	24,047	28,519	11,019	9,678
Loss on sale of equipment	2,549	-	-	-	-
Professional fees	359,427	26,479	103,950	13,249	43,587
Rent	69,532	-	9,604	-	6,247
Research and development	1,174,542	-	-	-	-
Salaries and benefits	174,919	-	6,600	-	-
Shareholder communications	95,332	2,747	28,097	958	5,983
Travel and promotion (recovery)	396,098	1,338	59,042	(1,450)	34,831
	6,639,774	322,987	812,408	136,730	528,469
LOSS before the following	(6,635,820)	(322,978)	(812,355)	(136,727)	(528,469)
Loss on impairment of investment in and advances to 3884171 Canada Inc.	(150,151)	-	-	-	-
NET LOSS	$ (6,785,971)	$ (322,978)	$ (812,355)	$ (136,727)	$ (528,469)

Basic loss per share		$ (0.01)	$ (0.03)	$ (0.00)	$ (0.02)
Weighted average common
shares outstanding		39,774,000	29,382,875	40,627,000	30,244,942

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Six Months	Six Months
	to June 30	Ended June 30	Ended June 30
	2005	2005	2004
Cash derived from (applied to):
OPERATING ACTIVITIES
Net loss	$ (6,785,971)	$ (322,978)	$ (812,355)
Depreciation	24,091	226	2,067
Loss on sale of equipment	2,549	-	-
Non-cash research and development	779,856	-	-
Stock based compensation	1,227,498	-	88,750
Loss on impairment of Investment in 3884171 Canada Inc.	150,151	-	-
Impairment of Terralift Deposit	50,000	-	50,000
Wages paid through the issuance of common shares	70,320	-	6,600
Rent paid through issuance of common shares	23,209	-	-
Settlement of debt through the issuance of common stock	45,711	-	-
Consulting, management and professional fees paid
through the issuance of common shares	2,001,851	195,731	417,643
Change in non-cash working capital
Receivables	(4,175)	1,457	7,437
Prepaid expense and deposits	(176,453)	-	11,252
Payables and accruals	567,585	102,718	87,884
	(2,023,778)	(22,846)	(140,722)
FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	- -
Shareholder advances repaid	(14,267)	-	-
Shares issued for cash, net of shares subscribed	2,201,924	16,024	105,106
	2,251,097	16,024	105,106
INVESTING ACTIVITIES
Acquisition of equipment	(28,266)	-	(1,127)
Proceeds from sale of equipment	1,028	-	-
Deposit on acquisition of Terralift Ireland Ltd.	(50,000)	-
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	-
	(226,960)	-	(1,127)
Increase (decrease) in cash	359	(6,822)	(36,743)
Cash, beginning of the period	-	7,181	38,281
Cash, end of the period	$ 359	$ 359	$ 1,538
Supplemental cash flow information:
Shares issued for research and development	$ 779,856	$ -	$ -

Shares issued for rent	$ 23,209	$ -	$ -
Shares issued for settlement of debt	$ 60,474	$ 14,763	$ -
Shares issued for consulting, management and legal services	$ 1,878,408	$ 72,288	$ 855,578
Shares issued for wages	$ 70,320	$.……................ -	$ 6,600

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations.  The Company has not generated any significant revenues and has incurred substantial losses since inception.  At June 30, 2005 the Company had a working capital deficiency of $610,556 and a capital deficiency of $609,955.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations.  It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Loss Per Share

The Company computes net earnings (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (SFAS 128).  SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations.  Basis EPS is computed by dividing net income (loss) available to

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no impact on the current period’s basic earnings per share.

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

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004

Net loss, as reported	$ (322,978)	$ (812,355)	$ (136,727)	$ (528,469)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(14,373)	-	(14,373)

Pro forma net loss	$ (322,978)	$ (826,728)	$ (136,727)	$ (542,842)

Loss per share:

Basic and Diluted - as reported	$ (0.01)	$ (0.03)	$ (0.00)	$ (0.02)
Basic and Diluted - pro forma	$ (0.01)	$ (0.03)	$ (0.00)	$ (0.02)

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

JUNE 30, 2005

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

JUNE 30, 2005

(Unaudited)

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

The Company has executed the Overseas Private Investment Corporation  (OPIC) Loan Agreement, dated July 1, 2004, for $2.9 million based on the Company providing matching funds. OPIC is a US government agency which helps businesses invest overseas and fosters economic development in new and emerging markets. The Company continues to pursue various financial sources to obtain these matching funds but has been unsuccessful to date.  Since considerable time has lapsed since the initial loan application, the Company will be required to reapply for the loan amount.

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

At this time, the Company is also looking at alternate sites in Ireland, to identify the most appropriate location. The Company is also pursuing its funding opportunities through its executed Letters of Intent with two separate parties.

4.

DUE TO RELATED PARTY

	June 30, 2005	December 31, 2004
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12% per annum simple interest;
interest payable monthly; repayable on demand or on December 31, 2005	$ 63,440	$ 63,440

For the six month period ended June 30, 2005, the Company has accrued interest of $3,806 (2004 - $3,806).  At June 30, 2005, $20,899 (December 31, 2004 - $17,092) is owing for interest and is included in accounts payable and accrued liabilities.

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

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

5.

CAPITAL STOCK (continued)

Effective March 5, 2004 the Company filed a form S-8 Registration Statement in connection with a 2004 Stock Incentive Plan allowing for the direct award of shares or granting of options to acquire shares up to a total of 5,000,000 common shares.  On July 28, 2004, the Company filed an Amended Form S-8 to register an amendment to the 2004 Stock Incentive Plan number to increase the number of options to 10,000,000 shares.

Effective April 21, 2005, the Company filed a form S-8 Registration Statement in connection with its newly adopted 2005 Stock Incentive Plan allowing for the direct award of shares or granting of options to acquire shares up to a total of 30,000,000 shares.

The Company issues shares in payment for certain consulting, management, professional fees and expenses incurred.  The shares were previously registered by way of a form S-8 Registration Statement.  During the six month period ended June 30, 2005, the Company issued a total of 1,497,540 common shares to certain officers, employees, consultants and other shareholders for consulting fees valued at $47,288. During the six month period ended June 30, 2004, the Company issued a total of 6,444,000 common shares to certain officers, employees, consultants and other shareholders for wages and consulting fees valued at $855,578.

The Company receives proceeds through the issuance and exercise of shares under the Company’s Employee Stock Incentive Program (“ESIP”).  During the six month period ended June 30, 2005, the Company issued a net 1,000,000 shares of common stock, valued at $25,000, to employees under the Company’s ESIP.  Under the terms of the ESIP, the Company received cash proceeds of $13,570, net of the 15% discount offered to the employees under the ESIP, which has been credited against the value of the corresponding consulting expense. An additional 500,000 shares were issued to an employee, who subsequently resigned, and the shares were returned to treasury.

The Company also had issued an ongoing offering memorandum on November 1, 2004 and which terminated on April 30, 2005.  A new offering commenced on May 1, 2005 and will close on October 31, 2005.  During the six month period ended June 30, 2005, the Company issued 1,602,400 common shares under this offering memorandum to a director for cash proceeds of $16,024.  During the six month period ended June 30, 2004, the Company issued 942,877 common shares for proceeds of $141,532 which $18,245 was received at December 31, 2003.

In 2003, the Company had issued 500,000 common shares, valued at $115,000, to a consultant for compensation. During the three month period ended March 31, 2004, both parties agreed to terminate this agreement. The 500,000 shares were returned by the consultant, cancelled and returned to the Company’s treasury.

Performance Shares

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the Company's President and CEO.  For each $0.25 of cumulative cash flow generated by the Company from its operations, two performance shares will be released from escrow.  All shares remain in escrow at June 30, 2005.

Stock Options and Warrants

The following table summarizes information about outstanding and exercisable share options at June 30, 2005:

Options Outstanding and Exercisable
			Average	Weighted
			Remaining	Average
		Exercise	Contractual	Exercise
Number		Price	Life	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share
840,000	01/27/00	$ 0.50	0.58	$ 0.50
400,000	01/28/00	0.50	0.58	0.50
300,000	02/17/00	0.50	0.64	0.50
500,000	08/04/00	0.50	0.77	0.50
150,000	10/30/00	0.67	1.33	0.67
400,000	01/17/01	1.00	1.55	1.00
80,000	07/03/01	1.00	1.68	1.00
20,000	02/07/03	0.50	4.01	0.50
100,000	04/07/04	0.50	5.01	0.50

2,790,000			1.01	$ 0.60

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

5.

CAPITAL STOCK (continued)

Summary of share option activity and information concerning options at June 30, 2005:

	Six months ended June 30, 2005	Year ended December 31, 2004
Balance, beginning of period	2,790,000	6,690,000
Granted	-	4,600,000
Exercised	-	(961,538)
Expired	-	(3,538,462)
Cancelled	-	(4,000,000)

Balance, end of period	2,790,000	2,790,000

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

The Company will own any new technologies and/or intellectual property arising out of these research and development activities.  Carleton will have the right to: (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton, subject to a royalty-free non-exclusive license to the Company.  To date the Company has incurred $227,576 for research and development and $111,026 in accrued interest leaving $338,602 due to Carleton as at June 30, 2005 which is included in accounts payable and accrued liabilities.

The research and development agreement has been discontinued until such time that the Company is able to satisfy its obligation to Carleton University.

b)

Licensing Agreement

On February 28, 2003 the Company entered into a licensing agreement with a company in Jamaica named Agronix Caricom Inc. (“Agronix Caricom”), whereby the Company granted to Agronix Caricom Inc. the exclusive rights to employ its technologies throughout the Caribbean region.  Although the original agreement has expired, the Company has agreed to honour the agreement while negotiations continue with the Jamaican government and industry partners.  The first project has an estimated cost of $6,000,000, for which the Company will contribute 25%, or an estimated $1,500,000, in exchange for 25% non-dilutable equity interest in the plant.

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

d)

Letter of Intent

The Company entered into a Letter of Intent with BS Technologie GmbH (“BS Technologie”) to form joint ventures to build and operate organic waste processing facilities in the European Union.  The Company will provide the technology and intellectual property and BS Technologie has agreed to raise the required funding. This Letter of Intent has been cancelled and replaced by the Letter of Intent with Envosmart Technologies LLC in item e).

e)

Letter of Intent

The Company entered into a Letter of Intent with Envosmart Technologies LLC (“Envosmart”) to form a joint venture corporation in Ireland to be known as Agronix Europe, to build and operate a Pilot Plant in Ireland (the “Pilot Plant”) in cooperation with Terralift, and to build and operate various organic waste processing facilities in the European Union and in the Middle East.  The Company will

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

6.

COMMITMENTS (continued)

provide the technology and intellectual property for the plants, and Envosmart Technologies has agreed to raise a minimum of $3,000,000 for the construction of the Pilot Plant. The Company will pay $160,000 and issue 8,000,000 common shares as a consulting fee upon Envosmart raising the required funding to build the Pilot Plant.

f)

Letter of Intent

The Company entered into a Letter of Intent with Circadian Group LLC (“Circadian”)to form a joint venture corporation in Ireland to be known as Agronix Europe, to build and operate a Plant in Ireland (the “Irish Plant”).  The Company will provide the technology and intellectual property for the plants, and Circadian has agreed to raise a minimum of $1,000,000 for the construction of the Irish Plant.

g)

Consulting Agreements

The Company has committed to issue a total of 24,500 shares per month and CAD$5,000 per month to consultants subject to monthly renewals.

Effective April, 2004, the Company agreed to issue 5,000 shares of common stock per month as compensation to the Chairman of the Audit Committee. Effective July 1, 2005, the Company increased the compensation to 30,000 shares per month.

h)

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

7.  RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2005, the Company incurred $58,954 (June 30, 2004 - $56,356) in salary and consulting fees to its senior executives or their private companies, which includes 30,000 common shares valued at $855 (June 30, 2004 – 115,000 common shares valued at $16,525). Included in accounts payable is $96,412 (December 31, 2004 – $40,835) owing to a private company owned by a senior executive.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Refer to Note 4.

8.  PREPAID EXPENSES AND DEPOSITS

During the six month period ended June 30, 2005, the Company issued a total of 700,000 shares of the Company's common stock as restricted common stock with a fair value of $25,500 pursuant to consulting agreements with up to one year terms.  As at June 30, 2005, $1,685 has been included in prepaid expenses.

During the six month period ended June 30, 2004 the Company entered into consulting agreements whereby the Company issued a total of 4,767,000 shares of the Company's restricted common stock with a fair value of $669,745.

9.  SUBSEQUENT EVENTS

The Company issued a total of 396,240 shares of the Company's common stock pursuant to consulting agreements, comprised of 130,000 shares issued to the Chairman of the Audit Committee, 24,500 shares issued to various consultants, and 241,740 shares issued toward settlement of accounts payable. These shares were issued as S-8 registered common stock.

The Company issued a total of 200,000 shares of the Company's common stock at a price of $0.03 per share for cash proceeds of $6,000.

The Company issued a total of 300,000 shares of the Company's common stock at a price of $0.02 per share for cash proceeds of $6,000.

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

Plan of Operations

Agronix, Inc. is in the market-entry stage of its business plan:  remediating organic wastes (animal manure, sewage sludge and Industrial, Commercial, Institutional (ICI) waste streams) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value-added agri-products. The Company refers to its technology as the Global Organic Systems, or the "G.O. Systems”, which is now fully engineered and ready for market entry.

The Company’s primary focus has been the acquisition and retrofit of a permitted facility in Ireland, to become its first fully operational plant.  Immediate revenues would be derived from existing infeed contracts and take-out contracts.  The plant would showcase all components of the flow-through G.O. Systems technology, its efficiency and profitability, while also strategically positioning the Company within the European Union.

The Company has an agreement with Terralift Ireland, Ltd. for the purchase of a Castleblayney, Ireland site.  A verbal extension of this agreement has been granted, allowing the Company more time to complete its financing.  The delay in completion and the changes in the US dollar valuation, have prompted the purchase price to be renegotiated in Euros.

During 2004, the Company received the final executed loan agreement for $2,900,000 from the Overseas Private Investment Corporation (OPIC), toward the completion of the Castleblayney project.  Since the Company has been unable to raise the matching funds, the Company will be required to reapply to OPIC for the loan, if the Company elects to finance through this means.

In order to raise funds for the Irish site acquisition, the Company has signed a Letter of Intent to form a potential joint venture to acquire and build plants in the European Union.  The other party would provide the funding necessary for the initial and subsequent projects, while the Company would provide the technology, intellectual property and turn-key the plant(s).

ITEM 6:

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of June 30, 2005, the Company had cash on hand of $359, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. The Company experienced a net loss of$152,751 for the quarter ended June 30, 2005, compared with a loss of $528,469 for 2004. The loss for the quarter ending June 30, 2005 is approximately 375,000 less than the loss for 2004. The difference is due to a reduction in all expense categories. There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling common stock by private placements and through direct awards of stock to our employees and consultants.  The future funds are anticipated to come principally from Europe.

To maintain operations, in April 2005, the Company filed a Form S-8 Registration with the U.S. Securities and Exchange Commission for 30,000,000 S-8 Common Shares to be used to ensure key consultants can be issued some reasonable compensation for their services to the Company.  The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, the Company issued 1,602,400 shares for cash in reliance upon exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from sale of these shares was $16,024, for which the company paid no underwriting discounts or commissions. The shares were issued in reliance upon the safe harbor provisions of Regulation S adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States. The shares were issued on various on June 2, 2005 pursuant to the Company's May 1, 2005 offering memorandum, which remains in effect.

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

August 15, 2005