Form 10QSB
period 2005-09-30
AGRONIX INC
filed 2005-11-23
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes...  No.....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At September 30, 2005 there were 44,914,025 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes...     No ..X..

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2005

AGRONIX, INC.

(A Development Stage Company)

SEPTEMBER 30, 2005

(Unaudited)

CONTENTS

Page
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	1
Interim Consolidated Statements of Operations	2
Interim Consolidated Statements of Cash Flows	3
Notes to Interim Consolidated Financial Statements	5 – 11

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	December 31
	2005	2004
	(Unaudited)
CURRENT
Cash	$ 15,992	$ 7,181
Receivables	5,391	5,632
Prepaid expenses and deposits (Note 8)	14,255	152,911
	35,638	165,724
FIXED ASSETS	525	827
	$ 36,163	$ 166,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6(a))	$ 604,797	$ 478,400
Due to related parties (Note 4)	63,440	63,440
	668,237	541,840
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 5)
Authorized:

                                             100,000,000 common shares with a par value of $0.001 per share

                                             10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
44,914,025 (December 31, 2004: 38,191,197) common shares	44,914	38,191
Additional paid in capital	6,300,975	6,073,013
Add: Common stock subscribed	7,000	-
Less: Stock subscriptions receivable	(23,500)	(23,500)
	6,329,389	6,087,704
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(6,961,463)	(6,462,993)
	(632,074)	(375,289)
	$ 36,163	$ 166,551

                                            Continuance of operations (Note 1)

                                            Commitments (Notes 3 and 6)

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative	For the	For the	For the	For the
	From Inception (Jan 20, 2000)	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	to September 30	September 30	September 30	September 30	September 30
	2005	2005	2004	2005	2004
INTEREST INCOME	3,968	23	$ 54	14	$ 1
EXPENSES
Consulting and management fees	4,152,193	401,122	847,756	132,972	273,227
Depreciation	24,167	302	3,101	76	1,034
General and administrative	349,845	49,829	67,802	25,782	39,283
Loss on sale of equipment	2,549	-	2,549	-	2,549
Professional fees	365,121	32,173	105,311	5,694	1,361
Rent	69,532	-	9,604	-	-
Research and development	1,174,542	-	-	-	-
Salaries and benefits	174,919	-	(21,155)	-	(27,755)
Shareholder communications	96,774	4,189	28,857	1,442	760
Travel and promotion	405,638	10,878	69,137	9,540	10,095
	6,815,280	498,493	1,112,962	175,506	300,554
LOSS before the following	(6,811,312)	(498,470)	(1,112,908)	(175,492)	(300,553)
Loss on impairment of investment in and advances to 3884171 Canada Inc.	(150,151)	-	(1)	-	(1)
NET LOSS	$ (6,961,463)	$ (498,470)	$ (1,112,909)	$ (175,492)	$ (300,554)

Basic loss per share		$ (0.01)	$ (0.04)	$ (0.00)	$ (0.01)
Weighted average common
shares outstanding		42,567,000	31,652,328	42,702,000	35,481,360

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	From Inception	For the	For the
	(January 20, 2000)	Nine Months Ended	Nine Months Ended
	to September 30	September 30	September 30
	2005	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,961,463)	$ (498,470)	$ (1,112,909)
Depreciation	24,167	302	3,101
Loss on sale of equipment	2,549	-	2,549
Non-cash research and development	779,856	-	-
Stock based compensation	1,227,498	-	187,981
Impairment of Investment in 3884171 Canada Inc.	150,151	-	1
Impairment of Terralift Deposit	50,000	-	50,000
Wages paid through the issuance of common shares	70,320	-	6,600
Rent paid through issuance of common shares	23,209	-	-
Settlement of debt through the issuance of common stock	45,711	-	-
Consulting, management and professional fees paid
through the issuance of common shares	2,111,405	305,285	633,327
Change in non-cash working capital
Receivables	(5,391)	241	6,308
Prepaid expense and deposits	(176,453)	-	480
Payables and accruals	638,095	173,228	74,751
	(2,020,346)	(19,414)	(147,811)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	-
Advances to shareholder	(14,267)	-	-
Proceeds from common stock subscribed	7,000	7,000	-
Shares issued for cash, net of shares subscribed	2,207,125	21,225	110,106
	2,263,298	28,225	110,106
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(28,266)	-	(1,127)
Proceeds from sale of equipment	1,028	-	1,028
Deposit on acquisition of Terralift Ireland Ltd.	(50,000)	-	-
Investment in and advances to 3884171 Canada Inc.	149,722)	-	-
	(226,960)	-	(99)
Increase (decrease) in cash	15,992	8,811	(37,804)
Cash, beginning of the period	-	7,181	38,281
Cash, end of the period	15,992	15,992	477
Supplemental cash flow information:
Shares issued for research and development	$ 779,856	$ -	$ -
Shares issued for rent	$ 23,209	$ -	$ -
Shares issued for settlement of debt	$ 111,270	$ 65,559	$ -
Shares issued for consulting, management and legal services	$ 1,952,760	$ 146,640	$ 856,069
Shares issued for wages	$ 70,320	$ -	$ 6,600
Subscriptions receivable	$ -	$ -	$ -
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See accompanying notes to the interim consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations.  The Company has not generated any revenues and has incurred  losses of $6,961,463 since inception.  At September 30, 2005 the Company had a working capital deficiency of $632,599 and a capital deficiency of $632,074.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations.  It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Loss Per Share

The Company computes net earnings (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (SFAS 128).  SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  The presentation is only of basic earnings (loss) per share as the effect of potential dilution of securities has no impact on the current period’s basic earnings per share.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004

Net loss, as reported	$ (498,470)	$ (1,112,909)	$ (175,492)	$ (300,554)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	126,231	-	126,231

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(140,604)	-	(140,604)

Pro forma net loss	$ (498,470)	$ (1,127,282)	$ (175,492)	$ (314,927)

Loss per share:

Basic and Diluted - as reported	$ (0.01)	$ (0.04)	$ (0.00)	$ (0.01)
Basic and Diluted - pro forma	$ (0.01)	$ (0.04)	$ (0.00)	$ (0.01)

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

SEPTEMBER 30, 2005

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance.  SFAS 153 will be effective for fiscal periods beginning after June 15, 2005.  The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

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

The terms of acquisition for the 82% interest were 1,500,000 Euros and $1,000,000 worth of the Company’s common stock.

Because of an inability to raise funds, the Company is no longer pursuing the acquisition of Terralift Ireland.

All other secondary agreements that were dependent upon the completion of this acquisition have been terminated including the loan agreement with the Overseas Private Investment Corporation.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

4.

DUE TO RELATED PARTY

	September 30, 2005	December 31, 2004
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12% per annum simple interest;
interest payable monthly; repayable on demand or on December 31, 2005	$ 63,440	$ 63,440

For the nine month period ended September 30, 2005, the Company has accrued interest of $5,709 (2004 - $5,709).  At September 30, 2005, $22,802 (December 31, 2004 - $17,092) is owing for interest and is included in accounts payable and accrued liabilities.

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

Effective April 21, 2005, the Company filed a form S-8 Registration Statement in connection with its newly adopted 2005 Employee Stock Incentive Plan (“ESIP”) allowing for the direct award of shares or granting of options to acquire shares up to a total of 30,000,000 shares of common stock. (See Note 9.)

The Company issues shares in payment for certain consulting, management, professional fees and expenses incurred.  The shares were previously registered by way of a form S-8 Registration Statement.  During the nine month period ended September 30, 2005, the Company issued a total of 3,348,280 common shares to certain officers, employees, consultants and other shareholders for consulting fees valued at $172,436. During the nine month period ended September 30, 2004, the Company issued a total of 6,932,065 common shares to certain officers, employees, consultants and other shareholders for wages and consulting fees valued at $847,244.

The Company receives proceeds through the issuance of shares under the Company’s Employee Stock Incentive Program (“ESIP”).  During the nine month period ended September 30, 2005, the Company issued 1,000,000 shares of common stock, valued at $25,000, to employees under the Company’s ESIP.  Under the terms of the ESIP, the Company received cash proceeds of $13,570, net of the 15% discount offered to the employees under the ESIP, which has been credited against the value of the corresponding consulting expense. An additional 500,000 shares were issued to an employee, who subsequently resigned, and the shares were returned to treasury.

The Company also had issued an offering memorandum on November 1, 2004 which terminated on April 30, 2005.  A new offering memorandum was issued on May 1, 2005 with a closing date of October 31, 2005.  During the nine month period ended September 30, 2005, the Company issued 2,374,067 common shares for proceeds of $37,249 under this offering memorandum.

Performance Shares

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the Company's President and CEO.  For each $0.25 of cumulative cash flow generated by the Company from its operations, two performance shares will be released from escrow.  All shares remain in escrow at September 30, 2005.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

5.

CAPITAL STOCK continued

Stock Options and Warrants

The following table summarizes information about outstanding and exercisable share options at September 30, 2005:

Options Outstanding and Exercisable
			Average	Weighted
			Remaining	Average
		Exercise	Contractual	Exercise
Number		Price	Life	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share
840,000	01/27/00	$ 0.50	0.33	$ 0.50
400,000	01/28/00	0.50	0.33	0.50
300,000	02/17/00	0.50	0.38	0.50
500,000	08/04/00	0.50	0.52	0.50
150,000	10/30/00	0.67	1.08	0.67
400,000	01/17/01	1.00	1.30	1.00
80,000	07/03/01	1.00	1.43	1.00
20,000	02/07/03	0.50	3.76	0.50
100,000	04/07/04	0.50	4.76	0.50

2,790,000			0.76	$ 0.60

      Summary of share option activity and information concerning options at September 30, 2005:

	Nine months ended September 30,2005	Year ended December 31,2004
Balance, beginning of period	2,790,000	6,690,000
Granted	-	4,600,000
Exercised	-	(961,538)
Expired	-	(3,538,462)
Cancelled	-	(4,000,000)

Balance, end of period	2,790,000	2,790,000

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

The Company will own any new technologies and/or intellectual property arising out of these research and development activities.  Carleton will have the right to: (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton, subject to a royalty-free non-exclusive license to the Company.  To date the Company has incurred $238,756 for research and development and $127,224 in accrued interest leaving $365,980 due to Carleton as at September 30, 2005 which is included in accounts payable and accrued liabilities.

The research and development agreement has been discontinued until such time that the Company is able to satisfy its obligation to Carleton University.

b)

Agronix Caricom Inc. (“Agronix Caricom”)

On February 28, 2003 the Company entered into a licensing agreement with a company in Jamaica named Agronix Caricom, whereby the Company granted to Agronix Caricom the exclusive rights to employ its technologies throughout the Caribbean region.  Although the original agreement has expired, the Company has agreed to honor the agreement while negotiations continue with the Jamaican government and industry partners.  The first project has an estimated cost of $6,000,000, for which the Company will contribute 25%, or an estimated $1,500,000, in exchange for 25% non-dilutable equity interest in the plant.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

6.  COMMITMENTS, continued

c)

Circadian Group LLC (“Circadian”)

The Company entered into a Letter of Intent on June 30, 2005 with Circadian to form a joint venture corporation in Ireland to be known as Agronix Europe, to build and operate a plant in Ireland (the “Irish Plant”).  The Company will provide the technology and intellectual property for the plants, and Circadian has agreed to raise a minimum of $1,000,000 for the construction of the Irish Plant.  To date, Circadian has been unable to provide the necessary funds.

d)

Licensing Agreement

The Company entered into a Licensing Agreement on July 31, 2005 with a Hungarian party to launch Agronix plants in Hungary and other selected eastern European countries.  Agronix will provide the technology and licensing rights for the plants in exchange for 25% of the net revenue of each plant.

e)

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

7. RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2005, the Company incurred $142,827 (September 30, 2004 - $66,070) in salary and consulting fees to its senior executives or their private companies, which includes 320,000 common shares valued at $25,355 (September 30, 2004 – 156,775 common shares valued at $18,714). Of this amount, 39,000 shares of common stock valued at $3,120 are included in prepaid expenses. Included in accounts payable is $126,548 (December 31, 2004 – $40,835) owing to a private company owned by a senior executive.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

8. PREPAID EXPENSES AND DEPOSITS

During the nine month period ended September 30, 2005, the Company issued a total of 900,000 restricted shares of the Company's common stock with a fair value of $41,500 pursuant to consulting agreements with up to one year terms.  As at September 30, 2005, $8,483 has been included in prepaid expenses.

During the nine month period ended September 30, 2004, the Company issued a total of 4,778,538 shares of the Company's common stock with a fair value of $620,745 pursuant to consulting agreements entered into.  Of these, 400,000 shares were issued as restricted common stock and 4,378,538 were issued as S-8 registered common stock.

9. SUBSEQUENT EVENTS

The Company issued a total of 134,500 shares of the Company's common stock at a price of $0.08 per share pursuant to consulting agreements. These shares were issued as S-8 registered common stock.

The Company issued a total of 140,000 shares of the Company's common stock at a price of $0.05 per share for cash proceeds of $7,000.

The Company terminated the 2005 ESIP, of which 27,507,219 outstanding options to be granted were cancelled.

The Company issued a total of 134,500 shares of the Company's common stock at a price of $0.08 per share pursuant to consulting agreements. These shares were issued as S-8 registered common stock.

.

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

The Company’s primary focus has been the acquisition or joint venture of a plant site in Ireland, to become its first fully operational plant.  Immediate revenues would be derived from existing infeed contracts and take-out contracts.  Any resulting plant was intended to showcase all components of the flow-through G.O. Systems technology, its efficiency and profitability, while also strategically positioning the Company within the European Union.

Because of an inability to raise the necessary funds to complete the acquisition of an existing plant in Ireland, the Company has decided instead to joint venture a new facility with one of the largest waste management companies in Ireland. The joint venture partner will provide the funding necessary for the initial and subsequent projects, while the Company will provide the technology, intellectual property and turn-key the plant(s)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

The Company is working with strategic partners including Goodworks International and key partners in the Caricom (Caribbean), Asian and European regions.  The Company anticipates that developments in Jamaica, Hungary, Germany and China could result in advancements for the Company in 2006.  Agronix’s objective remains to establish joint venture partners to implement plants in these various regions.

The Honourable Charlie Mayer, P.C., Chairman of the Board since February 2004 and Chairman of the Audit Committee continues to introduce the Company to the agricultural industry and potential partners in North America. Mr. Mayer, as a former member of Parliament and international trade negotiator, brings to the Company extensive credentials, understanding of international trade practices and policies, and a solid background in running successful farming and business operations.  We are pleased to announce Mr. Mayer’s induction into the Canadian Agriculture Hall of Fame, a great honor for the Company.

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of September 30, 2005, the Company had cash on hand of $15,992, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. The Company experienced a net loss of $175,492 for the quarter ended September 30, 2005, compared with a loss of $300,554 for 2004. The loss for the quarter ending September 30, 2005 is approximately $125,000 less than the loss for 2004. The difference is due to a reduction in all expense categories. There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling common stock through private placements and through direct awards of stock to our employees and consultants.  The future funds are anticipated to come principally from Europe.

To maintain operations, in April 2005, the Company filed a Form S-8 Registration with the U.S. Securities and Exchange Commission for 30,000,000 S-8 Common Shares to be granted under the Company’s 2005 Employee Stock Incentive Plan (“ESIP”).  These options were to be used to ensure key consultants can be issued some reasonable compensation for their services to the Company.  Without sufficient cash on hand, the Company was faced with few alternatives. However, during the quarter ended September 30, 2005, the Company terminated the 2005 ESIP, of which 27,507,219 outstanding options to be granted were cancelled.

The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, the Company issued 771,667 shares for cash in reliance upon exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from sale of these shares was $21,225, for which the company paid no underwriting discounts or commissions. The shares were issued in reliance upon the safe harbor provisions of Regulation S adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States. The shares were issued on various dates between August 8, 2005 and September 15, 2005 pursuant to the Company's May 1, 2005 offering memorandum, which was closed on October 31, 2005.  A further $7,000 cash was received during the quarter ended September 30, 2005, for which the 140,000 shares were issued in the subsequent quarter.  A new offering memorandum has been issued and is in effect at the date of this filing.

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

November 22, 2005