Form 10KSB
period 2005-12-31
AGRONIX INC
filed 2006-04-14
CIK 1113546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______.

AGRONIX, INC.

(Name of small business in its charter)

Florida	0-15893	65-0664961
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

#1008 – 510 West Hastings Street Vancouver, B.C., Canada	V6B 1L8
Address of Principal Executive Office	Zip Code

Issuer's telephone number: (604) 714-1606

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0 .001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ X ] No [  ]

State issuer's revenue for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,615,082 based upon close price as of $0.08 as of March 31, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2005, the Company had 45,188,525 shares outstanding.

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

Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "will", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under the heading "RISK FACTORS."

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

q)  Control by Current Management and Shareholders

The Company's executive officers, directors, and greater than 5% shareholders (and their affiliates) currently beneficially own approximately 30% of the Company's outstanding Common Stock (including performance shares held in escrow).

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company currently has no investments in real estate, real estate mortgages, or real estate securities. The Company's principal executive office is #1008 – 510 West Hastings Street, Vancouver, B.C., Canada V6B 1L8. The Company's telephone number is (604) 714-1606.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded under the symbol "AGNI." These securities are quoted in the over-the-counter market. AGNI was listed for trading in May 2002, and began trading in June 2002. The following table sets forth the Company's high and low bids for the Company's common stock as reported on the Bulletin Board for the periods indicated:

Fiscal Year 2005	High	Low
First Quarter	0.053	0.021
Second Quarter	0.044	0.010
Third Quarter	0.113	0.021
Fourth Quarter	0.075	0.031
Fiscal Year 2004	High	Low
First Quarter	0.22	0.14
Second Quarter	0.21	0.06
Third Quarter	0.12	0.03
Fourth Quarter	0.08	0.031

The closing bid price of the Company's common stock as reported on the Over-the-Counter Bulletin Board on March 31, 2006 was $0.080 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions. These securities are currently held of record by a total of approximately 700 persons.

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

During the year ended December 31, 2005, the Company issued a total of 6,996,847 shares, of which 2,514,067 shares were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $44,249, and the Company paid no underwriting discounts or commissions. The shares were issued in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States. The shares were issued on various dates between June 2, 2005 and October 14, 2005, to persons who subscribed for purchase of such shares pursuant to the terms of an offering memorandum dated May 1, 2005.

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

The Company’s primary focus has been the acquisition or joint venture of a plant site suitable for the Company’s technology, to become its first fully operational plant.  Operation of this plant would provide revenues from infeed contracts and take-out contracts.  The plant would showcase all components of Agronix’s G.O. Systems.

In order to raise funds for a site acquisition, the Company is in discussions with potential joint venture partners to build plants worldwide.  The joint venture partner would provide the necessary funding for the initial and subsequent projects, while the Company would provide the technology, intellectual property and turn-key the plant(s).

The Company has elected to cancel the issue of Regulation S stock into the European market.  If the Company requires additional capital at some later date, the Company may once again look at this option.

Additionally, the Company is working with strategic agents worldwide, including the Caricom (Caribbean), Asian and European regions.  Developments in Jamaica, Hungary, Germany and China could result in advancements for the Company in 2006.  Agronix’s main objective remains to establish joint venture partners to implement plants in these various regions.

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

The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of December 31, 2005, the Company had cash on hand of $4,371, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. The Company experienced a net loss of $715,234 for the year ended December 31, 2005, compared with a loss of $1,464,885 for 2004. The loss for the year ending December 31, 2005 is approximately $750,000 less than the loss for 2004. The difference is due to a reduction in all expense categories. There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling common stock through private placements and through direct awards of stock to our employees and consultants.

To maintain operations, in April 2005, the Company filed a Form S-8 Registration with the U.S. Securities and Exchange Commission for 30,000,000 S-8 Common Shares to be granted under the Company’s 2005 Employee Stock Incentive Plan (“ESIP”).  These options were to be used to ensure key consultants could be issued some reasonable compensation for their services to the Company.  Without sufficient cash on hand, the Company was faced with few alternatives. However, during the quarter ended September 30, 2005, the Company resolved to terminate the 2005 ESIP, of which 27,507,219 outstanding options to be granted would be cancelled.

The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

Merger Opportunity

The Company has been aware of the rapid expansion over the past 4 years of the Asian market, in both the agricultural sector and the organic/natural foods.  In that respect, the Company has received an offer to merge with Warner Nutraceutical Inc. (“WNI”) who own Harbin Yingxia Industrial Group Co. Ltd., a company which is engaged in the development, production and sale of nutritional health products in China and other parts of Asia.

Given the difficulty in financing the Company’s first plant over the last 2 years, management is pursuing the merger with WNI as a way to protect the shareholders, bring some cash into the Company and refocus Agronix’s first plant operation.  Agronix will now have a strong strategic partner in China, and the ability to resart its program of plant production.

Further details regarding the terms of the merger can be found in the financial statements under the heading “Subsequent Events”.

ITEM 7.

FINANCIAL STATEMENTS

See the following pages.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

DECEMBER 31, 2005

CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	14
Consolidated Balance Sheets	15
Consolidated Statements of Operations	16
Consolidated Statements of Cash Flows	17
Consolidated Statement of Stockholders’ Equity (Deficit)	18 - 21
Notes to Consolidated Financial Statements	22 - 28

DALE MATHESON

CARR-HILTON LABONTE

CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agronix, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Agronix, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The Company’s consolidated financial statements as at December 31, 2001 and for the period from January 20, 2000 (date of inception) to December 31, 2001 were audited by other auditors whose report dated March 5, 2002, included an explanatory paragraph regarding the Company’s ability to continue as a going concern.   The financial statements for the period from January 20, 2000 (date of inception) to December 31, 2001 reflect a total net loss of $1,685,823 of the related cumulative totals.  The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2005 and 2004, and the results of its operations and its cash flows and the changes in stockholders’ equity (deficit) for the years then ended, in conformity with generally accepted accounting principles used in the United States of America.

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

/s/ Dale Matheson Carr-Hilton LaBonte

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 27, 2006

A member of MMGI International, a worldwide network of independent accountants and business advisors

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31	December 31
	2005	2004

CURRENT
Cash	$ 4,371	$ 7,181
Receivables	11,102	5,632
Prepaid expenses and deposits (Note 4)	6,179	152,911
	21,652	165,724
EQUIPMENT, net of depreciation of $8,653 (2004 - $8,264)	438	827
	$ 22,090	$ 166,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	$ 684,478	$ 478,400
Due to related party (Note 5)	63,440	63,440
	747,918	541,840
Commitments (Note 7)
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (Note 6)
Authorized:

    100,000,000 common shares with a par value of $0.001 per share

    10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
45,188,044 (December 31, 2004: 38,191,678) common shares	45,188	38,191
Less: Stock subscriptions receivable	-	(23,500)
	45,188	14,691
Additional paid-in capital	6,407,211	6,073,013
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(7,178,227)	(6,462,993)
	(725,828)	(375,289)
	$ 22,090	$ 166,551

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative
	From Inception	For the Year	For the Year
	(January 20, 2000) to December 31	Ended December 31	Ended December 31
	2005	2005	2004
INTEREST INCOME	$ 3,957	$ 12	$ 199
EXPENSES
Consulting and management fees	4,324,889	573,819	1,167,256
Depreciation	24,254	389	3,236
General and administrative	370,711	70,694	98,495
Loss on sale of equipment	2,549	-	2,549
Professional fees	376,040	43,092	96,102
Rent	69,532	-	12,404
Research and development	1,174,542	-	-
Salaries and benefits (recovery)	174,919	-	(21,131)
Shareholder communications	105,485	12,900	34,795
Travel and promotion	409,112	14,352	71,377
	7,032,033	715,246	1,465,083
LOSS BEFORE THE FOLLOWING	(7,028,076)	(715,234)	(1,464,884)
Loss on impairment of investment in
and advances to 3884171 Canada Inc.	(150,151)	-	(1)
NET LOSS	$ (7,178,227)	$ (715,234)	$ (1,464,885)

Basic and diluted loss per share		$ (0.02)	$ (0.05)

Weighted average number of common shares outstanding		41,936,000	32,054,000

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative Results of Operations From Inception
	(January 20, 2000)	For the Year	For the Year
	to December 31	Ended December 31	Ended December 31
	2005	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,178,227)	$ (715,234)	$ (1,464,885)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	24,254	389	3,236
Loss on sale of equipment	2,549	-	2,549
Non-cash research and development	779,856	-	-
Stock based compensation	1,316,248	88,750	291,648
Impairment of investment in 3884171 Canada Inc.	149,722	-	1
Impairment of Terralift deposit	50,000	-	50,000
Wages paid through the issuance of common shares	70,320	-	15,020
Rent paid through issuance of common shares	23,209	-	-
Settlement of debt through issuance of common shares	45,711	-	45,711
Consulting, management and professional fees paid
through the issuance of common shares	2,151,306	345,186	743,456
Change in operating assets and liabilities:
Receivables	(11,102)	(5,470)	4,957
Prepaid expense and deposits	(176,860)	(407)	3,523
Accounts payable and accrued liabilities	721,047	255,751	90,138
NET CASH USED IN OPERATING ACTIVITES	(2,031,967)	(31,035)	(214,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(28,266)	-	(218)
Proceeds on sale of equipment	1,028	-	-
Deposit on acquisition of Terralift Ireland Ltd.	(50,000)	-	(50,000)
Investment in and advances to 3884171 Canada Inc.	(149,722)	-	-
NET CASH USED IN INVESTTING ACTIVITES	(226,960)	-	(50,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances under a credit facility with a company
with director in common, net of repayments	63,440	-	-
Advances to shareholder	(14,267)	-	-
Shares issued for cash, net of shares subscribed	2,214,125	28,225	630,547
NET CASH PROVIDED BY FINANCING ACTIVITES	2,263,298	28,225	630,547

Net increase (decrease) in cash	4,371	(2,810)	15,188
Cash, beginning of the year	-	7,181	23,093
Cash, end of the year	$ 4,371	$ 4,371	$ 38,281
Supplemental cash flow information and non-cash investing activities:
Shares issued for research and development	$ 779,856	$ -	$ 396,000
Shares issued for rent	$ 23,209	$ -	$ -
Shares issued for settlement of debt	$ 111,270	$ 65,559	$ -
Shares issued for consulting, management and legal services	$ 2,139,301	$ 186,541	$ 687,404
Shares issued for wages	$ 70,320	$ -	$ 50,800

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Shares issued for cash:
at $0.001 per share	5,250,000	$ 5,250	$ -	$ -	$ -	$ 5,250
at $0.30 per share	40,000	40	7,960	-	-	8,000
at $0.50 Cdn per share	1,000,000	1,000	337,287	-	-	338,287
at $1.00 Cdn per share	182,250	182	122,780	-	-	122,962

Shares issued to acquire
research and development	150,000	150	149,850	-	-	150,000

Shares subscribed for cash:
at $1.00 per share	-	-	-	22,500	-	22,500

Stock-based compensation	-	-	181,250	-	-	181,250

Net loss	-	-	-	-	(740,239)	(740,239)

Balance, December 31, 2000	6,622,250	6,622	799,127	22,500	(740,239)	88,010

Acquisition of AWR (Note 1)	6,622,250	6,622	(33,990)	-	-	(27,368)

Reverse merger adjustment	(4,939,000)	(4,939)	4,939	-	-	-

Shares issued for cash:
at $0.50 Cdn per share	231,000	231	73,196	-	-	73,427
at $1.00 Cdn per share	669,357	670	404,543	(22,500)	-	382,713

Shares issued for premises
lease at $1.00 Cdn per share	15,680	15	10,094	-	-	10,109

Shares issued for consulting services:
at $1.00 Cdn per share	442,500	443	282,627	-	-	283,070

Stock-based compensation	-	-	295,750	-	-	295,750

Net loss	-	-	-	-	(945,584)	(945,584)

Balance, December 31, 2001	9,664,037	9,664	1,836,286	-	(1,685,823)	160,127

Shares issued for premises lease:
at $0.64 ($1.00 Cdn) per share	1,960	2	1,230	-	-	1,232

Shares issued for consulting services:
at $0.64 ($1.00 Cdn) per share	55,000	55	35,132	-	-	35,187

Pre-split subtotal	9,720,997	9,721	1,872,648	-	(1,685,823)	196,546

Two-for-one stock split	9,720,997	9,721	(9,721)	-	-	-

Shares issued for consulting services:
at $0.15 per share	40,500	41	6,034	-	-	6,075
at $0.25 per share	16,000	16	3,984	-	-	4,000
at $0.29 per share	20,500	21	5,924	-	-	5,945
at $0.34 per share	139,000	139	47,121	-	-	47,260
at $0.36 per share	4,500	4	1,616	-	-	1,620
at $0.37 per share	1,000	1	369	-	-	370
at $0.40 per share	16,000	16	6,384	-	-	6,400
at $0.45 per share	30,500	30	13,695	-	-	13,725
at $0.64 ($1.00 Cdn) per share	164,500	164	105,299	-	-	105,463
at $1.00 per share	100,000	100	99,900	-	-	100,000

Balance carried forward	19,974,494	$ 19,974	$ 2,153,253	$ -	$ (1,685,823)	$ 487,404

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2005

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

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Common	Common	Additional		During the
	Shares	Shares	Paid-In	Shares	Development
	(Number)	(Amount)	Capital	Subscribed	Stage	Total

Balance carried forward	23,755,092	$ 23,757	$ 3,523,304	$ -	$ (3,060,273)	$ 486,788

Shares issued for cash:
at $0.15 per share	431,800	432	64,338	(4,770)	-	60,000
at $0.17 per share	208,123	208	35,115	(11,022)	-	24,301
at $0.18 per share	84,000	84	15,036	-	-	15,120
at $0.20 per share	975,000	975	194,025	(170,000)	-	25,000
at $0.21 per share	91,428	91	19,084	-	-	19,175
at $0.22 per share	35,901	36	7,888	(6,320)	-	1,604
at $0.23 per share	153,693	153	35,205	-	-	35,358
at $0.26 per share	49,461	49	12,811	-	-	12,860
at $0.27 per share	11,629	12	3,128	-	-	3,140
at $0.29 per share	16,241	16	4,694	-	-	4,710
at $0.32 per share	156,562	156	49,974	(22,250)	-	27,880
at $0.34 per share	18,470	18	6,262	-	-	6,280
at $0.35 per share	142,543	142	49,748	(11,633)	-	38,257
at $0.39 per share	10,512	11	4,089	(4,100)	-	-
at $0.47 per share	10,414	10	4,880	-	-	4,890
at $0.51 per share	51,553	52	26,293	-	-	26,345
at $0.52 per share	9,615	10	4,990	-	-	5,000
at $0.57 per share	60,051	60	34,155	-	-	34,215
at $0.67 per share	31,627	31	21,132	-	-	21,163

Shares issued for research:
at $0.33 per share	1,200,000	1,200	394,800	-	-	396,000

Common stock subscriptions	-	-	-	265,250	-	265,250

Stock-based compensation	-	-	257,950		-	257,950

Net loss	-	-	-	-	(1,937,835)	(1,937,835)

Balance, December 31, 2003	27,503,715	27,503	4,768,901	35,155	(4,998,108)	(166,549)

Shares issued for cash:
at $0.05 per share	1,210,000	1,210	59,290	-	-	60,500
at $0.07 per share	175,200	175	12,089	-	-	12,264
at $0.10 per share	87,623	88	8,675	-	-	8,763
at $0.12 per share	41,666	42	4,958	-	-	5,000
at $0.13 per share	214,151	214	27,626	-	-	27,840
at $0.14 per share	60,114	60	8,355	-	-	8,415
at $0.16 per share	62,688	63	9,967	-	-	10,030
at $0.17 per share	446,735	447	75,498	(30,445)	-	45,500
at $0.18 per share	14,111	14	2,526	-	-	2,540
at $0.19 per share	15,789	16	2,984	-	-	3,000
at $0.26 per share	18,115	18	4,692	(4,710)	-	-
at $0.047 per share	500,000	500	23,000	(23,500)	-	-

Shares issued for legal services:
at $0.18 per share	200,000	200	35,628	-	-	35,828

Shares issued for wages and salary:
at $0.071 per share	20,000	20	1,400	-	-	1,420
at $0.165 per share	40,000	40	6,560	-	-	6,600
at $0.17 per share	20,000	20	3,380	-	-	3,400
at $0.18 per share	20,000	20	3,580	-	-	3,600

Shares issued for settlement of debt:
at $0.032 per share	650,000	650	19,955	-	-	20,605
at $0.037 per share	100,000	100	3,577	-	-	3,677
at $0.05 per share	253,752	254	12,258	-	-	12,512
at $0.09 per share	100,000	100	8,817	-	-	8,917

Balance carried forward	31,753,659	$ 31,754	$ 5,103,716	$(23,500)	$ (4,998,108)	$ 113,862

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Common	Common	Additional	Shares	During the
	Shares	Shares	Paid-In	Subscribed	Development
	(Number)	(Amount)	Capital	(Receivable)	Stage	Total

Balance carried forward	31,753,659	$ 31,754	$ 5,103,716	$(23,500)	$ (4,998,108)	$ 113,862

Shares issued for consulting services:
at $0.0325 per share	461,538	462	14,538	-	-	15,000
at $0.04 per share	19,500	19	761	-	-	780
at $0.041 per share	344,000	344	13,760	-	-	14,104
at $0.045 per share	310,000	310	13,640	-	-	13,950
at $0.049 per share	100,000	100	4,786	-	-	4,886
at $0.05 per share	129,500	129	6,346	-	-	6,475
at $0.055 per share	34,500	34	1,864	-	-	1,898
at $0.06 per share	750,000	750	44,250	-	-	45,000
at $0.065 per share	300,000	300	19,200	-	-	19,500
at $0.071 per share	9,500	10	665	-	-	675
at $0.08 per share	119,000	119	9,401	-	-	9,520
at $0.082 per share	25,000	25	2,015	-	-	2,040
at $0.09 per share	440,000	440	38,455	-	-	38,895
at $0.10 per share	760,000	760	75,240	-	-	76,000
at $0.104 per share	10,000	10	1,030	-	-	1,040
at $0.15 per share	105,000	105	15,645	-	-	15,750
at $0.16 per share	910,000	910	144,690	-	-	145,600
at $0.17 per share	1,088,500	1,088	183,947	-	-	185,035
at $0.175 per share	10,000	10	1,740	-	-	1,750
at $0.18 per share	604,500	605	108,205	-	-	108,810
at $0.185 per share	367,000	367	67,528	-	-	67,895
at $0.19 per share	10,000	10	1,890	-	-	1,900
at $0.20 per share	30,000	30	5,970	-	-	6,000

Shares returned to treasury and cancelled:
at $0.23 per share	(500,000)	(500)	(114,500)	-	-	(115,000)

Stock-based compensation	-	-	308,231	-	-	308,231

Net loss	-	-	-	-	(1,464,885)	(1,464,885)

Balance, December 31, 2004	38,191,197	38,191	6,073,013	(23,500)	(6,462,993)	(375,289)

Shares issued for cash:
at $0.010 per share	1,602,400	1,602	14,422	-	-	16,024
at $0.020 per share	350,000	350	6,650	-	-	7,000
at $0.030 per share	299,167	299	8,676	-	-	8,975
at $0.040 per share	87,500	87	3,413	-	-	3,500
at $0.050 per share	175,000	175	8,575	-	-	8,750

Shares issued to settle debt:
at $0.020 per share	50,000	50	950	-	-	1,000
at $0.025 per share	590,540	591	14,172	-	-	14,763
at $0.046 per share	750,000	750	34,046	-	-	34,796
at $0.080 per share	200,000	200	15,800	-	-	16,000

Shares issued for consulting services:
at $0.020 per share	9,500	9	181	-	-	190
at $0.025 per share	1,169,500	1,169	28,069	-	-	29,238
at $0.030 per share	158,500	159	4,596	-	-	4,755
at $0.036 per share	9,500	10	332	-	-	342
at $0.040 per share	500,000	500	19,500	-	-	20,000
at $0.050 per share	60,000	60	2,940	-	-	3,000
at $0.080 per share	330,740	331	24,876	-	-	25,207
at $0.090 per share	654,500	655	58,250	-	-	58,905

Subscription receivable written off	-	-	-	23,500	-	23,500

Stock-based compensation	-	-	88,750	-	-	88,750

Net loss	-	-	-	-	(715,234)	(715,234)

Balance, December 31, 2005	45,188,044	$ 45,188	$ 6,407,211	$ -	$ (7,178,227)	$ (725,828)

See accompanying notes to the consolidated financial statements.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2005

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated under the laws of Florida, U.S.A. on May 6, 1996 as RCA Trading Co.  The Company changed its name to Agronix, Inc. (“Agronix” or the “Company”) on June 18, 2001.

Pursuant to a share exchange agreement entered into on October 16, 2000 and closed on March 26, 2001, between the shareholders of Agronix and shareholders of a private company, American Waste Recovery, Inc. ("AWR"), the Company purchased all of the outstanding shares of AWR.  AWR was incorporated under the laws of Nevada, U.S.A. on January 20, 2000.  The consideration for this acquisition was the issuance by the Company of 6,622,250 common shares.

As a result of this transaction, AWR became a wholly-owned subsidiary of Agronix and the former shareholders of AWR in turn became owners of the majority of the issued and outstanding shares of Agronix.  The former shareholders of AWR acquired control of Agronix through this transaction, which was accounted for as a reverse acquisition and these consolidated financial statements are presented from the perspective of AWR (the accounting parent in this transaction).

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

Going Concern

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations.  The Company has not generated any revenues and has incurred substantial losses since inception and further losses are anticipated.  At December 31, 2005 the Company had a working capital deficiency of $726,266 and a capital deficiency of $725,828.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations.  It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Refer to Note 10 – Subsequent events.

If the going concern assumptions were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

These consolidated financial statements are presented in U.S. dollars unless otherwise stated, have been prepared in accordance with accounting principles generally accepted in the United States of America and includes the accounts of the Company and its wholly-owned subsidiary, AWR.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting periods.  Actual results may differ from those estimates.

Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated economic life of the assets at the following annual rates:  Office equipment – 20%; Computer equipment – 30%.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options using the treasury stock method.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the year ended December 31, 2005, potentially dilutive securities of 2,790,000 (2004 – 2,790,000) were excluded from the diluted loss per share computation because their effect was anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,”, established a fair value based method of accounting for stock-based awards.  Under the provisions of SFAS No. 123, companies that elect to account for stock-based awards in accordance with the provisions of APB No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS No. 123. The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123”, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested stock option awards issued for the years ended December 31, 2005 and 2004.

	2005	2004

Net loss, as reported	$ (715,234)	$ (1,464,885)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	88,750	-

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(88,750)	(14,373)

Pro-forma net loss	$ (715,234)	$ (1,479,258)

Loss per share:

Basic and Diluted - as reported	$ (0.02)	$ (0.05)
Basic and Diluted – pro-forma	$ (0.02)	$ (0.05)

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

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

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

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the transaction date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  During the year ended December 31, 2005, foreign exchange losses of $9,542 (2004 - $22,010) were included in the statement of operations.

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

Financial Instruments

The fair values of cash, receivables, deposits, accounts payable and accrued liabilities and amounts due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is currently not exposed to any significant credit or interest risk.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations.  See Note 2 for information related to the pro-forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during the implementation of SFAS No.  123R.

.

In July 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3.

ACQUISITION OF TERRALIFT IRELAND LTD.

On January 7, 2003, the Company entered into a letter of intent with Organic Waste Returns Ltd. ("OWR") and Terralift Ireland Ltd. (“Terralift Ireland”) whereby the Company agreed to acquire an 82% interest in Terralift Ireland which would be renamed Agronix Ireland Ltd. (“Agronix Ireland”). OWR will own the remaining 18% of Agronix Ireland.  On September 22, 2003, the parties signed a formal agreement which was subsequently amended on March 12, 2004 and June 30, 2004 (the “Agreement").  In accordance with the terms of the Agreement the Company paid a nonrefundable deposit of $50,000 which was written off in the first quarter of 2004. Although the closing date of October 28, 2004 has expired, the parties verbally agreed to extend the closing date of the original agreement. The Company agreed to the following purchase terms: The purchase price for an 82% interest in Terralift Ireland shall be €1,500,000 (Euros) and US$1,000,000 worth of the Company's common stock paid out over 5 years at market value.

During the year ended December 31, 2005, due to the inability to raise the necessary funding to complete this acquisition the Company terminated all plans with respect to the Terralift Ireland acquisition, and has no further obligations under the Agreement.

4.

PREPAID EXPENSES AND DEPOSITS

During the year ended December 31, 2004, the Company issued a total of 4,888,538 shares of the Company's common stock with a fair value of $620,795 pursuant to consulting agreements.  Of these, 400,000 shares were issued as restricted common stock and 4,488,538 were issued as S-8 registered common stock.  As at December 31, 2004, $147,064 was included in prepaid expenses.  These consulting agreements were with: (1) consultants for professional services and (2) consultants providing corporate development services which include business development strategies, strategic alliances, asset-backed debt financing, technology transfer license opportunities and introductions to sources of capital partners in order to match the Overseas Private Investment Corporation (OPIC) funding.

5.

DUE TO RELATED PARTY

	December 31, 2005	December 31, 2004
Demand loan from a company controlled by a director
- unsecured, principal in the amount of $63,440; 12% per annum simple interest;
interest payable monthly; repayable on demand or on December 31, 2005	$ 63,440	$ 63,440

For the year ended December 31, 2005, the Company has accrued interest of $7,613 (2004 - $7,612).  At December 31, 2005, $24,705 (2004 - $17,092) is owed for interest and is included in accounts payable and accrued liabilities. On February 20, 2006, the Company entered into an agreement to settle all amounts owing for principal and interest in consideration for CDN$100,000.

6.

CAPITAL STOCK

On June 11, 2001, the Company amended its Articles of Incorporation to change the authorized number of shares from 20,000,000 common shares to 25,000,000 and the authorized number of preferred shares from 5,000,000 to 10,000,000. On January 9, 2002, the Company amended its outstanding number of common shares to reflect a two-for-one split. As a result, the 9,720,997 issued and outstanding shares as of that date changed to a total of 19,441,994 issued and outstanding shares. In addition, the Company amended its Articles of Incorporation to change the authorized number of shares from 25,000,000 to 50,000,000 common shares. On October 27, 2004, the Company increased its authorized number of common shares from 50,000,000 to 100,000,000 shares.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2005

6.

CAPITAL STOCK (continued)

Effective March 5, 2004, the Company filed a Form S-8 Registration Statement in connection with a 2004 Stock Incentive Plan (“the “2004 Plan”) allowing for the direct award of shares or granting of options to acquire shares up to a total of 5,000,000 common shares.  On July 28, 2004, the Company filed an Amended Form S-8 to register an amendment to the 2004 Plan number to increase the number of options to 10,000,000 shares.

Effective April 21, 2005, the Company filed a Form S-8 Registration Statement in connection with its newly adopted 2005 Stock Incentive Plan (the “2005 Plan”) allowing for the direct award of shares or granting of options to acquire shares up to a total of 30,000,000 shares.

On October 16, 2005, the Company resolved to cancel the remaining shares from the 2005 Plan program dated April 21, 2005, and issue a new Employee Stock Incentive plan for 5,000,000 S-8 shares.

The Company issues shares for payment of certain consulting, management, professional fees and expenses incurred.  The shares were previously registered by way of a Form S-8 Registration Statement.  During the year ended December 31, 2005, the Company issued a total of 3,482,780 common shares to certain officers, employees, consultants and other shareholders for consulting fees and settlement of debt valued at $183,196. During the year ended December 31, 2004, the Company issued a total 8,341,290 common shares to certain officers, employees, consultants and other shareholders for wages, legal, consulting fees and settlement of debt valued at $879,062.

The Company receives proceeds through the issuance of shares under the Company’s Employee Stock Incentive Program (“ESIP”).  During the year ended December 31, 2005, the Company issued a net 1,000,000 shares of common stock, valued at $25,000, to employees under the ESIP.  Under the terms of the ESIP, the Company received cash proceeds of $13,570, net of the 15% discount offered to the employees under the ESIP, which has been credited against the value of the corresponding consulting expense. An additional 500,000 shares were issued to an employee, who subsequently resigned, and the shares were returned to treasury.

During the year ended December 31, 2005, the Company issued 2,514,067 common shares for proceeds of $44,249 under a private placement.  During the year ended December 31, 2004 the Company issued 2,846,192 common shares for proceeds of $219,007, of which $35,155 was received at December 31, 2003.

Stock Options and Warrants

During 2003 the Company entered into a five year non-exclusive financial services consulting agreement.  In consideration the Company granted 2,000,000 common stock purchase warrants entitling the holder to purchase restricted shares of the Company's common stock for a period of five years as follows:  500,000 shares at $0.40 per share; 500,000 shares at $0.75 per share; 500,000 shares at $1.00 per share; and 500,000 shares at $1.50 per share.  The warrants vest as follows:  500,000 effective November 30, 2003 and 500,000 at the end of each of the six, twelve and eighteen months. The fair value of these warrants of $355,000 was estimated at the grant date using the Black-Scholes option pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, expected volatility of 188% and an expected life of five years.  The fair value of these warrants was recorded as a consulting fee upon vesting of the warrants, of which $88,750 was expensed to December 31, 2003, $177,500 to December 31, 2004 and a further $88,750 at December 31, 2005.  At December 31, 2005 1,540,000 warrants were outstanding.

The following table summarizes information about outstanding and exercisable share options at December 31, 2005:

Options Outstanding and Exercisable
			Average	Weighted
			Remaining	Average
		Exercise	Contractual	Exercise
Number		Price	Life	Price
Outstanding	Grant Date	Per Share	(In Years)	Per Share
840,000	01/27/00	$ 0.50	0.07	$ 0.50
400,000	01/28/00	0.50	0.08	0.50
300,000	02/17/00	0.50	0.13	0.50
500,000	08/04/00	0.50	0.27	0.50
150,000	10/30/00	0.67	0.83	0.67
400,000	01/17/01	1.00	1.05	1.00
80,000	07/03/01	1.00	1.18	1.00
20,000	02/07/03	0.50	3.50	0.50
100,000	04/07/04	0.50	4.51	0.50

2,790,000			0.51	$ 0.60

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2005

Summary of share option activity and information concerning options at December 31:

	2005	2004
Balance, beginning of year	2,790,000	6,690,000
Granted	-	4,600,000
Exercised	-	(961,538)
Expired	-	(3,538,462)
Cancelled	-	(4,000,000)

Balance, end of year	2,790,000	2,790,000

During the year ended December 31, 2004, the Company granted options to purchase 4,000,000 shares of the Company’s common stock to certain consultants at a price equal to 50% of the market value of the shares on the date of exercise for a period of five months.  A charge to additional paid in capital of $114,231 related to these options has been recorded using their intrinsic value under the variable option method of accounting.  The Company also granted options to purchase 500,000 shares of the Company’s common stock to a consultant at a price equal to 70% of the 3 lowest market bid price of the shares for the five days prior to the date of exercise. A charge to additional paid in capital of $16,500 related to these options has been recorded using their intrinsic value under the variable option method of accounting for a total in the year of $130,731 of which $16,583 was in prepaids.

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

Performance Shares

On January 27, 2000, 1,000,000 performance shares were issued into escrow for the Company's President and CEO.  For each $0.25 of cumulative cash flow generated by the Company from its operations, two performance shares will be released from escrow.  All shares remain in escrow at December 31, 2005.

7.

COMMITMENTS

a)

Collaborative Research and Development Agreement

The Company consolidated its research and development activities at Carleton University (“Carleton”) in Ottawa, Canada where pursuant to an agreement effective May 1, 2001 and as amended July 17, 2001 (the "Agreement"), the Company committed to fund a maximum of CAD$594,600 towards certain projects over the four year period ending April 30, 2005.  Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days.

The Company will own any new technologies and/or intellectual property arising out of these research and development activities.  Carleton will have the right to: (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton, subject to a royalty-free non-exclusive license to the Company.  To date, the Company has incurred $238,756 for research and development and $138,582 in accrued interest leaving $377,338 due to Carleton as at December 31, 2005 which is included in accounts payable and accrued liabilities.

The Agreement has been discontinued and no further research work will be conducted until such time that the Company is able to satisfy its obligation to Carleton.

b)

Letter of Intent

The Company has entered into a letter of intent with a Hungarian partner to launch Agronix Hungary, contingent upon the Hungarian partner providing the financing for the first plant in Hungary. The Hungarian partner is to provide all the funds, estimated at $3,200,000, required for the initial plant, and the Company has agreed to provide a turnkey plant, technology and staff training for a 25% interest in the plant. To date, the Hungarian partner has not raised the required funding.

AGRONIX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2005

c)

Consulting Agreements

The Company has committed to issue a total of 54,500 shares per month and CAD$5,000 per month to consultants subject to monthly renewals including compensation of 30,000 shares per month to the Chairman of the Audit Committee.

8.

 INCOME TAXES

As at December 31, 2005, the Company had net operating loss carry forwards of approximately $3,725,000 that may be available to reduce future years taxable income and will expire between the years 2018 and 2025.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of future tax assets the impact of the change on the valuation allowance is generally reflected in current income.

9.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, the Company incurred $203,213 (2004 - $89,513) in salary and consulting fees to its senior executives or their private companies, which includes 1,130,000 common shares valued at $84,255 (2004 – 145,000 common shares valued at $18,060). Included in accounts payable is $157,272 (2004 - $40,835) owing to a private company owned by a senior executive.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.

SUBSEQUENT EVENTS

a)

On February 17, 2006, the Company signed a Letter of Intent and Lock-Up Agreement with Warner Nutraceutical International, Inc., (“WNI”) a Delaware corporation (“WNI”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of WNI. Through a joint-venture structure, WNI owns 100% of Harbin Yingxia Industrial Group Co., Ltd., which is engaged in the development, production and sale of nutritional health products in China and other parts of Asia. The transaction will be completed through a share exchange in which the Company has agreed to issue shares of common stock and convertible preferred stock in exchange for all of the issued and outstanding shares of WNI. Following completion of the transaction, outstanding shares of common stock and preferred stock will be rolled back 22 to 1 through a reverse stock split.  The shareholders of WNI will own approximately 33,600,000 shares, representing approximately 94% of the Company’s then issued and outstanding common stock, and the existing shareholders of the Company prior to the transaction will own approximately 2,008,000 shares, representing approximately 6% of the Company’s then issued and outstanding common stock. WNI has agreed to pay the Company, or its creditors $200,000, and all of the Company’s current officers and directors have agreed to resign and WNI will appoint successors designated by WNI. Although the agreement expired on March 20, 2006, and has not been extended in writing as specified in the Agreement, both parties are continuing to complete their due diligence investigation and have agreed in principle to extend this deadline.

The acquisition of WNI is subject to completion of due diligence by both parties, the execution of a formal Share Exchange Agreement and appropriate approvals as necessary.

b)

Subsequent to the December 31, 2005, 1,540,000 warrants expired unexercised.

c)

Refer to Note 5.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 Accumulated and communicated to Company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were designed and were effective as of December 31, 200 5 , to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Brian Hauff	58	President, CEO, CFO and Director since March 2001
Peter J. Barnett	67	Secretary and Director since March 2001
Charles Mayer	69	Chairman since February 2004

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

Biographical Information

Brian Hauff

Brian Hauff is the President, Chief Executive Officer, Chief Financial Officer and a director of the Company. Mr. Hauff is the founder of the Company and has worked for the Company since its inception. He has also been an investor/developer for the past 20 years. Mr. Hauff has a combined Economics and Commerce degree (Hons.) from Simon Fraser University and a law degree from the University of British Columbia. He is a resident of Vancouver, B.C., Canada.

Peter J. Barnett

Peter Barnett is a director and Secretary/Treasurer of the Company. He is a co-founder of a number of restaurant companies including Pizza Patio, Elephant and Castle, and most recently the Canadian division of the Rainforest Café. Mr. Barnett is well known for his involvement in community and charitable services. Mr. Barnett was honored by Canada with the 125th Centennial Medal of Honor for contributions to the development of Canadian society. He is the Past President of Variety Club International, a worldwide charity that supports children in need. Mr. Barnett is a resident of Vancouver, B.C., Canada.

Charles Mayer

Mr. Mayer is the newest appointed director. He is also Chair of the Manitoba Crop Insurance Corporation and a board member of Canada Bread. He received his B.Sc. from the University of Saskatchewan, and has been a mixed farmer and agrologist, a member of multiple farming associations, as well as having been President of the Manitoba Beef Growers Association. He was first elected as a Conservative Member of Parliament in 1979, and remained for two more terms until 1993. As an MP, Charlie was active in setting federal agricultural policy, being Minister of Agriculture and Agri-Food, holding various junior cabinet positions as well as being involved in the GATT negotiations. In November 2005 Mr. Mayer was inducted into the Canadian Agricultural Hall of Fame for his valuable and long-term contributions and commitment to the industry.

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

ITEM 10.

EXECUTIVE COMPENSATION

During the year ended December 31, 2005, the Company incurred $195,313 in salary and consulting fees to its senior officers, including cash payments and accounts payable of $118,958and 970,000 common shares valued at $75,355.  Of this total, the CEO and /or his private company  received payment and/or is owed $118,958, the Chairman of the Board of Directors and Chairman of the Audit Committee received 320,000 common shares valued at $25,355, and Peter Barnett, as director for the past 5 years, was issued 500,000 common shares valued at $45,000. The Company also settled expenses with the Chairman through the issuance of 41,740 common shares valued at $2,087.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class
Brian Hauff (1) 1666 West 75th Avenue Vancouver, B.C., Canada V6P 6G2	3,502,400 (2)	7.8%
Peter J. Barnett (1) 1666 West 75th Avenue Vancouver, B.C., Canada V6P 6G2	1,528,000 (3)	3.4%
Charles Mayer (1) 1666 West 75th Avenue Vancouver, B.C., Canada V6P 6G2	633,515 (4)	1.4%
Epsom Investment Services 16 Pietermaai Curacao, Netherlands, Antilles	7,800,000	17.3%
All directors and executive officers as a group (3 in number)	5,673,915	12.6%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 1,000,000 performance shares which are currently held in escrow pursuant to an agreement dated January 27, 2000. Such shares shall be released from escrow based upon the Company's cumulative cash flow. For each $0.25 of cash flow, one share will be released. Any performance shares not released from escrow on or before January 27, 2010, shall be cancelled. Also includes 600,000 options to purchase 600,000 shares of common stock at a price of $0.50. The options expired on January 27, 2006.

(3) Includes 128,000 shares owned by family members, of which Mr. Barnett may be deemed to be the beneficial owner. Also includes 400,000 options to purchase 400,000 shares of common stock at a price of $0.50. The options expired on January 28, 2006.

(4) Includes 100,000 options to purchase 100,000 shares of common stock at a price of $0.50. The options expire on April 7, 2010.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 1, 2002, the Company approved a stock option plan whereby 3 million shares would be available to compensate some of the company's key contributing consultants and allow the company to retain and hire qualified personnel.

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

The Company entered into an executive employment agreement effective August 15, 2002, whereby the Company had agreed to pay $20,000 per month to its CEO for a period of sixty months. The Company could issue up to 20,000 shares in lieu of salary any months where the funds are not available. The Company was obligated to pay four months salary on termination. Under the terms of this agreement, the Company also granted stock options to the CEO providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years. This executive employment agreement was terminated upon the CEO’s resignation, and all options remained unexercised and were cancelled.

During the year ended December 31, 2005, the Company incurred $195-313 in salary and consulting fees to its senior executives or their private companies, which includes 970,000 common shares valued at $75,355. Included in accounts payable is $157,272 owing to a private company owned by a senior executive.

During 2005, the Chairman received a total of 320,000 common shares, valued at $25,355 for services as a director, preparation for the Annual Shareholders Meeting and chairing the Audit Committee for the year.  In lieu of cash reimbursement for expenses incurred on behalf of the Company, the Chairman was issued a further 41,740 common shares valued at $2,087.

During 2005, Peter Barnett was issued 500,000 common shares, valued at $45,000 for his director services performed for the Company.

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

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit and audit related fees billed by Dale Matheson Carr-Hilton LaBonte for audit of the Company's annual financial statements for review of the Company's quarterly financial statements filed on Form 10-QSB were $21,000 for the fiscal year ended December 31, 2005, and $16,000 for the fiscal year ended December 31, 2004.

Tax Fees

The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte for tax compliance, advice and planning were $Nil for the fiscal year ended December 31, 2005, and $Nil for the fiscal year ended December 31, 2004.

All Other Fees

Dale Matheson Carr-Hilton LaBonte did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2005 and December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRONIX, INC.

By: /S/ BRIAN HAUFF
Brian Hauff, President, Chief Financial Officer and a Director

Date:  April 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ BRIAN HAUFF
Brian Hauff, President, Chief Executive Officer, Chief Financial Officer and a Director

Date:   April 14, 2006

By:/S/ CHARLES MAYER
Charles Mayer, Chairman

Date:   April 14, 2006

By:/S/ PETER J. BARNETT
Peter J. Barnett, Secretary and Director

Date:   April 14, 2006