Form 10QSB
period 2006-03-31
AGRONIX INC
filed 2006-05-22
CIK 1113546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                   FORM 10-QSB
                                 ---------------

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the quarter ended March 31, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the transition period from ________ to __________

                        Commission File Number: 000-30790

                                  AGRONIX, INC.
        (Exact name of small business issuer as specified in its charter)

                Florida                              65-0664961
      (State or other jurisdiction of      (IRS Employee Identification No.)
       incorporation or organization)

   c/o American Union Securities 100 Wall Street 15th Floor New York, NY 10005
                    (Address of principal executive offices)

                                 (212) 232-0120
                          (Issuer's telephone number)

                    1008-510 West Hastings Street, Vancouver,
            BC, Canada (Former name, former address and former fiscal
                       year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes |X| No |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes |_| No |X|


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2006: 100,000,000 shares of common stock.


--------------------------------------------------------------------------------

                                  AGRONIX, INC.
                              INDEX TO FORM 10-QSB

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                1
     ITEM 1. FINANCIAL INFORMATION                                            1
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       10
     ITEM 3. CONTROLS AND PROCEDURES                                         13
PART II - OTHER INFORMATION                                                  13
     ITEM 1. LEGAL PROCEEDINGS                                               13
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS     13
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 13
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             13
     ITEM 5. OTHER INFORMATION                                               13
     ITEM 6. EXHIBITS AND REDPORTS OF FORM 8-K                               13
SIGNATURES                                                                   14

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.




--------------------------------------------------------------------------------

                                  AGRONIX, INC.


                          (A Development Stage Company)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                                  AGRONIX, INC.
                          (A Development Stage Company)

                                 MARCH 31, 2006

                                    CONTENTS





                                                                    Page

 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets                             1

   Condensed Consolidated Statements of Operations                   2

   Condensed Consolidated Statements of Cash Flows                   3

   Notes to Condensed Consolidated Financial Statements            4 - 10

                                  AGRONIX, INC.
                          (A Development Stage Company)




                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 March 31          December 31
                                                                                     2006                 2005
                                                                              (Unaudited)
CURRENT
   Cash                                                              $              5,827  $             4,371
   Receivables                                                                      1,981               11,102
   Prepaid expenses and deposits                                                    6,141                6,179
                                                                     --------------------  -------------------
                                                                                   13,949               21,652

EQUIPMENT, net of depreciation of $8,741 (December 31, 2005 - $8,653)                 350                  438
                                                                     --------------------  -------------------

                                                                     $             14,299  $            22,090
                                                                     ====================  ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $            642,260  $           684,478
   Due to related party                                                            63,440               63,440
                                                                     --------------------  -------------------

                                                                                  705,700              747,918
                                                                     --------------------  -------------------
Commitments

STOCKHOLDERS' DEFICIT
CAPITAL STOCK
Authorized:
    100,000,000 common shares with a par value of $0.001 per share
    10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
   45,188,044 common shares                                                        45,188               45,188
   Additional paid-in capital                                                   6,407,211            6,407,211
DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE                                                              (7,143,800)          (7,178,227)
                                                                     --------------------  -------------------
                                                                                 (691,401)            (725,828)
                                                                     --------------------  -------------------

                                                                     $             14,299  $            22,090
                                                                     ====================  ===================

   See accompanying notes to the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Cumulative
                                                      From Inception            For the Three            For the Three
                                               (January 20, 2000) to             Months Ended             Months Ended
                                                            March 31                 March 31                 March 31
                                                                2006                     2006                     2005
INTEREST INCOME                              $                 3,959  $                     2  $                     6
                                             -----------------------  -----------------------  -----------------------

EXPENSES
   Consulting and management fees                          4,369,997                   45,108                  155,347
   Depreciation                                               24,342                       88                       75
   General and administrative                                379,734                    9,023                   13,028
   Loss on sale of equipment                                   2,549                        -                        -
   Professional fees                                         382,358                    6,318                   13,230
   Rent                                                       69,532                        -                        -
   Research and development                                1,174,542                        -                        -
   Salaries and benefits                                     174,919                        -                        -
   Shareholder communications                                106,475                      990                    1,789
   Travel and promotion                                      409,112                        -                    2,788
                                             -----------------------  -----------------------  -----------------------
                                                           7,093,560                   61,527                  186,257
                                             -----------------------  -----------------------  -----------------------
LOSS BEFORE THE FOLLOWING                                 (7,089,601)                 (61,525)                (186,251)
   Loss on impairment of investment in
   and advances to 3884171 Canada Inc.                      (150,151)                       -                        -
   Gain on settlement of debt                                 95,952                   95,952                        -
                                             -----------------------  -----------------------  -----------------------

NET INCOME (LOSS)                            $            (7,143,800) $                34,427  $              (186,251)
                                             =======================  =======================  =======================

Basic and diluted income (loss) per share                             $                     -  $                 (0.01)
                                                                      =======================  =======================

Weighted average number of common shares
 outstanding, basic and diluted                                                    45,188,000               38,751,000
                                                                      =======================  =======================

   See accompanying notes to the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Cumulative Results
                                                                 of Operations From
                                                                          Inception         For the Three         For the Three
                                                                 (January 20, 2000)          Months Ended          Months Ended
                                                                        to March 31              March 31              March 31
                                                                               2006                  2006                  2005
                                                               --------------------  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $         (7,143,800) $             34,427 $            (186,251)
Adjustments to reconcile net loss to net cash used in
  operating activities
Depreciation                                                                 24,342                    88                    75
Loss on sale of equipment                                                     2,549                     -                     -
Non-cash research and development                                           779,856                     -                     -
Stock based compensation                                                  1,316,248                     -                     -
Impairment of investment in 3884171 Canada Inc.                             149,722                     -                     -
Impairment of Terralift deposit                                              50,000                     -                     -
Wages paid through the issuance of common shares                             70,320                     -                     -
Rent paid through issuance of common shares                                  23,209                     -                     -
Gain on settlement of debt                                                  (95,952)              (95,952)                    -
Settlement of debt through issuance of common shares                         45,711                     -                     -
Consulting, management and professional fees paid
     through the issuance of common shares                                2,151,306                     -               122,082
Change in operating assets and liabilities:
     Receivables                                                             (1,981)                9,121                 3,601
     Prepaid expense and deposits                                          (176,822)                   38                     -
     Accounts payable and accrued liabilities                               774,781                53,734                54,156
                                                               --------------------  --------------------  --------------------
NET CASH USED IN OPERATING ACTIVITES                                     (2,030,511)                1,456                (6,337)
                                                               --------------------  --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment                                                    (28,266)                    -                     -
Proceeds on sale of equipment                                                 1,028                     -                     -
Deposit on acquisition of Terralift Ireland Ltd.                            (50,000)                    -                     -

Investment in and advances to 3884171 Canada Inc.                          (149,722)                    -                     -
                                                               --------------------  --------------------  --------------------
NET CASH USED IN INVESTTING ACTIVITES                                      (226,960)                    -                     -
                                                               --------------------  --------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances under a credit facility with a company

     with director in common, net of repayments                              63,440                     -                     -
Advances to shareholder                                                     (14,267)                    -                     -
Shares issued for cash, net of shares subscribed                          2,214,125                     -                     -
                                                               --------------------  --------------------  --------------------
NET CASH PROVIDED BY FINANCING ACTIVITES                                  2,263,298                     -                     -
                                                               --------------------  --------------------  --------------------
Net increase (decrease) in cash                                               5,827                 1,456                (6,337)
Cash, beginning of the year                                                       -                 4,371                 7,181
                                                               --------------------  --------------------  --------------------
Cash, end of the year                                          $              5,827  $              5,827  $                844
                                                               ====================  ====================  ====================
Supplemental cash flow information and non-cash investing
activities:
Shares issued for research and development                     $            779,856  $                  -  $                  -
                                                               ====================  ====================  ====================
Shares issued for rent                                         $             23,209  $                  -  $                  -
                                                               ====================  ====================  ====================
Shares issued for settlement of debt                           $            111,270  $                  -  $                  -
                                                               ====================  ====================  ====================
Shares issued for consulting, management and legal services    $          2,139,301  $                  -  $             27,755
                                                               ====================  ====================  ====================
Shares issued for wages                                        $             70,320  $                  -  $                  -
                                                               ====================  ====================  ====================
Cash paid for:
                  Interest                                     $                  -  $                  -  $                  -
                                                               ====================  ====================  ====================
                  Income taxes                                 $                  -  $                  -  $                  -
                                                               ====================  ====================  ====================

   See accompanying notes to the condensed consolidated financial statements.

                                  AGRONIX, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)



1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     The Company was incorporated under the laws of Florida, U.S.A. on May 6, 1996 as RCA Trading Co. The Company changed its name to Agronix, Inc. ("Agronix" or the "Company") on June 18, 2001.

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

     These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of operations. The Company has not generated any revenues and has incurred substantial losses since inception and further losses are anticipated. At March 31, 2006 the Company had a working capital deficiency of $691,751 and a capital deficiency of $691,401. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to continue to pursue market acceptance for its technological processes and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Refer to Note 8 - Subsequent event. If the going concern assumptions were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Statements

     These accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     Equipment

     Equipment is recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated economic life of the assets at the following annual rates: Office equipment - 20%; Computer equipment - 30%.

                                  AGRONIX, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (Unaudited)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income and Loss Per Share

     The Company computes income and loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income and loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income and loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options using the treasury stock method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. During the three months ended March 31, 2005, potentially dilutive securities of 2,790,000 were excluded from the diluted loss per share computation because their effect was anti-dilutive.

     Stock-based Compensation

     The Company has a  stock-based  compensation  plan (Note 5),  whereby stock
     options  are  granted  in  accordance   with  the  policies  of  regulatory
     authorities.

     Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to the Company income from operations for the period ended March 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.

     All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

     The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested stock option awards in the prior period.

                                                                                    2005
                                                                               -------------
    Net loss, as reported                                                      $    (186,251)

    Add: Stock-based compensation expense included in reported net loss,
    net of related tax effects                                                             -

    Deduct:  Total stock-based compensation expense determined  under
    fair value based method for all awards, net of related tax effects                     -
                                                                               -------------
    Pro-forma net loss                                                         $    (186,251)
                                                                               -------------
    Loss per share:

      Basic and Diluted - as reported                                          $       (0.01)
                                                                               -------------
      Basic and Diluted - pro-forma                                            $       (0.01)
                                                                               -------------

                                  AGRONIX, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (Unaudited)

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

     Foreign Currency Translation

     The consolidated financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. During the three months ended March 31, 2006, foreign exchange gains of $2,409 (2005 - $3,102) were included in the statement of operations.

     Income Taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

     Financial Instruments

     The fair values of cash, receivables, deposits, accounts payable and accrued liabilities and amounts due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company is currently not exposed to any significant credit or interest risk.

     Recent Accounting Pronouncements

     In July 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

     The FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position.

     The FASB has also issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

                                  AGRONIX, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (Unaudited)


3.  DUE TO RELATED PARTY

                                                                                        March 31,      December 31,
                                                                                             2006              2005
     Demand loan from a company controlled by a director - unsecured, principal in the amount of $63,440; 12% per annum
     simple interest;
          interest payable monthly; repayable on demand or on December 31, 2005         $  63,440        $   63,440
                                                                                        ---------        ----------

     At December 31, 2005, $24,705 was owed for interest and was included in accounts payable and accrued liabilities. During the three months ended March 31, 2006, the Company entered into an agreement whereby the interest owing was forgiven. On February 20, 2006, the Company entered into an agreement to settle all amounts owing for principal and interest in consideration for CDN$100,000. Repayment of the loan has also been extended until June 30, 2006 and interest is no longer accruing on the loan.

4.   CAPITAL STOCK

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

     Effective April 21, 2005, the Company filed a Form S-8 Registration Statement in connection with a 2005 Stock Incentive Plan (the "2005 Plan") allowing for the direct award of shares or granting of options to acquire shares up to a total of 30,000,000 shares. On October 16, 2005, the Company resolved to cancel the remaining shares from the 2005 Plan program dated April 21, 2005, and issue a new Employee Stock Incentive plan for 5,000,000 S-8 shares.

     Stock Options and Warrants

     During 2003 the Company entered into a five year non-exclusive financial services consulting agreement. In consideration the Company granted 2,000,000 common stock purchase warrants entitling the holder to purchase restricted shares of the Company's common stock for a period of five years as follows: 500,000 shares at $0.40 per share; 500,000 shares at $0.75 per share; 500,000 shares at $1.00 per share; and 500,000 shares at $1.50 per share. The warrants vest as follows: 500,000 effective November 30, 2003 and 500,000 at the end of each of the six, twelve and eighteen months. The fair value of these warrants of $355,000 was estimated at the grant date using the Black-Scholes option pricing model applying the market value per share and the risk-free interest rate in effect at the grant date of 3%, expected volatility of 188% and an expected life of five years. The fair value of these warrants was recorded as a consulting fee upon vesting of the warrants, of which $88,750 was expensed to December 31, 2003, $177,500 to December 31, 2004 and a further $88,750 at December 31, 2005. At March 31, 2006 1,250,000 warrants were outstanding.

     The  following  table   summarizes   information   about   outstanding  and
     exercisable share options at March 31, 2006:

               Options Outstanding and Exercisable
                                                      Average      Weighted
                                                    Remaining       Average
                                        Exercise  Contractual      Exercise
              Number                       Price         Life         Price
         Outstanding    Grant Date     Per Share   (In Years)     Per Share
        ------------  ------------  ------------ ------------  ------------
             500,000      08/04/00  $       0.50         0.02  $       0.50
             150,000      10/30/00          0.67         0.58          0.67
             400,000      01/17/01          1.00         0.80          1.00
              80,000      07/03/01          1.00         0.93          1.00
              20,000      02/07/03          0.50         3.26          0.50
             100,000      04/07/04          0.50         4.26          0.50
        ------------                             --------------------------
           1,250,000                                     0.79  $       0.71
        ============                             ==========================

                                  AGRONIX, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (Unaudited)



4.   CAPITAL STOCK (continued)

     Summary of share option activity and information concerning options:

                                                                           Three
                                                                    Months Ended      Year Ended
                                                                       March 31,    December 31,
                                                                            2005            2005
                                                                 ---------------  ---------------
         Balance, beginning of period                                  2,790,000        2,790,000
         Granted                                                               -                -
         Exercised                                                             -                -
         Expired                                                      (1,540,000)               -
         Cancelled                                                             -                -
                                                                 --------------- ----------------
         Balance, end of period                                        1,250,000        2,790,000
                                                                 =============== ================

     Performance Shares

     On January 27, 2000, 1,000,000 performance shares were issued into escrow for the Company's President and CEO. For each $0.25 of cumulative cash flow generated by the Company from its operations, two performance shares will be released from escrow. All shares remain in escrow at March 31, 2006.

5.   COMMITMENTS

a)   Collaborative Research and Development Agreement

     The Company consolidated its research and development activities at Carleton University ("Carleton") in Ottawa, Canada where pursuant to an agreement effective May 1, 2001 and as amended July 17, 2001 (the "Agreement"), the Company committed to fund a maximum of CAD$594,600 towards certain projects over the four year period ending April 30, 2005. Under the terms of the Agreement interest accrues at 1.5% per month on Carleton's invoices that are not paid within 30 days.

     The Company will own any new technologies and/or intellectual property arising out of these research and development activities. Carleton will have the right to: (a) a royalty free non-exclusive license for research and educational purposes; (b) a reasonable royalty on any commercially exploitable projects; and (c) in the event the Company does not exploit the projects within a specified time to be agreed upon, the right to commercially exploit them shall be reassigned to Carleton, subject to a royalty-free non-exclusive license to the Company. To date, the Company has incurred $240,153 for research and development and $149,166 in accrued interest leaving $389,319 due to Carleton as at March 31, 2006 which is included in accounts payable and accrued liabilities.

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

c)   Consulting Agreements

     The Company has committed to issue a total of 54,500 shares per month and CAD$5,000 per month to consultants subject to monthly renewals including compensation of 30,000 shares per month to the Chairman of the Audit Committee. During the three months ended March 31, 2006, the monthly issuance of shares and the monthly consulting expenses were waived.

                                  AGRONIX, INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (Unaudited)


6.   RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2006, the Company incurred $31,199 (2005 - $29,687) in salary and consulting fees to its senior executives or their private companies (2005 - 15,000 common shares issued valued at $450). Included in accounts payable is $188,470 (December 31, 2005 - $157,272) owing to a private company owned by a senior executive.

     All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.   GAIN ON SETTLEMENT OF DEBT

     During the three months ended March 31, 2006, the Company and certain creditors agreed to forgive debt in the amount of $95,952.

8.   SUBSEQUENT EVENT

     On May 12, 2006, the Company entered into a reverse merger with Warner Nutraceutical International, Inc. The acquisition will be accounted for under the purchase method of accounting. Since the management has changed, the transaction will be considered a reverse merger. Accordingly, Warner Nutraceutical International, Inc. and subsidiaries will be treated as the continuing entity for accounting purposes.

Item 2. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Prospectus. For this purpose, any statements contained in this Prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan", or "continue" or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed above under "Risk Factors."

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

Plan of Operations

     Agronix,  Inc.  was  in  the  market-entry  stage  of  its  business  plan:
remediating organic wastes (animal manure, sewage sludge and Industrial, Commercial, Institutional (ICI) waste streams) into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value-added agri-products. The Company referred to its technology as the Global Organic Systems, or the "G.O. Systems", which is now fully engineered and ready to enter the market. The Company operated its business through its wholly-owned subsidiary American Waste Recovery, Inc.

     However, the company has changed its business plan as a result of the merger with Warner Nutraceutical, Inc., as set forth in the Form 8-K filed May 12, 2006 and discussed below in the subsequent events section, and will sell the business of its wholly-owned subsidiary American Waste Recovery, Inc. pursuant to the Subsidiary Purchase Agreement entered into on May 12, 2006 in conjunction with the merger.

     The Company's primary focus was the acquisition or joint venture of a plant site suitable for the Company's technology, to become its first fully operational plant. Operation of this plant would have provided revenues from infeed contracts and take-out contracts. The plant would have showcases all components of Agronix's G.O. Systems.

     In order to raise funds for a site acquisition, the Company was in discussions with potential joint venture partners to build plants worldwide. The joint venture partner would have provided the necessary funding for the initial and subsequent projects, while the Company would have provided the technology, intellectual property and turn-key the plant(s).

     Additionally, the Company was working with strategic agents worldwide, including the Caricom (Caribbean), Asian and European regions. Developments in Jamaica, Hungary, Germany and China would have resulted in advancements for the Company in 2006.

     Prior to the merger, the Honourable Charlie Mayer, P.C., Chairman of the Board since February 2004 and Chairman of the Audit Committee, continued to introduce the Company to the agricultural industry and potential partners in North America. Mr. Mayer, a former member of Parliament and international trade negotiator, brought to the Company extensive credentials, understanding of international trade practices and policies, and a solid background in running successful farming and business operations.

     The Company remains in the development stage and does not have an established source of revenue sufficient to cover its operating costs. As of March 31, 2006, the Company had cash on hand of $5,827, which is not sufficient to allow it to pay its operating expenses and carry out its plan of operation for the next twelve months. Therefore, it is the Company's intention to seek additional financing through private and public placements of its common stock. The Company had a net income of $34,427 for the three months ended March 31, 2006, compared with a loss of ($186,251) for the three months ended March 31, 2005. This can be attributed to the gain on the settlement of debt. There are no assurances that the Company can continue to meet its financial obligations without a major funding. The Company has been able to cover its overhead and general administrative cost by selling common stock through private placements and through direct awards of stock to our employees and consultants.

     To maintain operations, in April 2005, the Company filed a Form S-8 Registration with the U.S. Securities and Exchange Commission for 30,000,000 S-8 Common Shares to be granted under the Company's 2005 Employee Stock Incentive Plan ("ESIP"). These options were to be used to ensure key consultants could be issued some reasonable compensation for their services to the Company. Without sufficient cash on hand, the Company was faced with few alternatives. However, during the quarter ended September 30, 2005, the Company resolved to terminate the 2005 ESIP, of which 27,507,219 outstanding options to be granted would be cancelled.

     The Company is listed for trading on the OTC Bulletin Board under the symbol "AGNI."

Material Events

     The Company has been aware of the rapid expansion over the past 4 years of the Asian market, in both the agricultural sector and the organic/natural foods. In that respect, the Company has received an offer to merge with Warner Nutraceutical International, Inc. ("WNI") who owns Harbin Yingxia Industrial Group Co. Ltd., a company which is engaged in the development, production and sale of nutritional health products in China and other parts of Asia.

     Given the difficulty in financing the Company's first plant over the last 2 years, management pursued the merger with WNI as a way to protect the shareholders, bring some cash into the Company and refocus Agronix's first plant operation. Agronix will now have a strong strategic partner in China, and the ability to restart its program of plant production.

     On February 17, 2006, the Company signed a Letter of Intent and Lock-Up Agreement with Warner Nutraceutical International, Inc., a Delaware corporation ("WNI"), pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of WNI. Through a joint-venture structure, WNI owns 100% of Harbin Yingxia Industrial Group Co., Ltd., which is engaged in the development, production and sale of nutritional health products in China and other parts of Asia.

Subsequent Events

     On May 10, 2006, the Company, Agronix Acquisition Corp., a Florida corporation ("Acquisition Corp."), which is a wholly-owned subsidiary of Agronix created for the sole purpose of effectuating a reverse merger, and Warner Nutraceutical International, Inc., a Delaware corporation ("WNI"), entered into an Agreement of Merger and Plan of Reorganization (the "Merger Agreement") pursuant to which Acquisition Corp. would merged with and into WNI, with WNI surviving as a wholly-owned subsidiary of the Company (the "Merger"). The Merger closed on May 12, 2006 and the Company issued to WNI shareholders 54,811,475 shares of Common Stock, par value $.001 per share, and 1,473,649.074 shares of Class A Preferred Stock, par value $.001 per share, of which each share is convertible into five hundred (500) shares of common stock, in consideration for a cash payment of $289,000. All the outstanding shares of WNI at the effective time of the merger were canceled.

     Upon closing of the Merger, WNI become a wholly-owned subsidiary of Agronix. The former stockholders of the Company own 45.2% of the issued and outstanding Common Stock of Agronix.

     On the same date, Agronix entered into a Subsidiary Purchase Agreement with the Principal Shareholder. The agreement provides that at any time during the period commencing 90 days after closing of the Merger and ending 180 days after closing of the Merger, Agronix may require the Principal Shareholder to purchase, or the Principal Shareholder may require Agronix to sell, all of American Waste Recovery, Inc., Agronix's wholly owned subsidiary. The purchase price will be $107,000 less any fees paid to reconcile liabilities within 90 days of closing of the Merger. In addition, the Principal Shareholder will be required to indemnify Agronix against any liabilities that existed on the date of the closing of the Merger or that arose in connection with the operations of American Waste Recovery, Inc.

Critical Accounting Policies

     Agronix, Inc.'s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

     Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Agronix, Inc. views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Agronix, Inc.'s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.


--------------------------------------------------------------------------------

Item 3. Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.


        The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.


        None.

Item 3. Defaults Upon Senior Securities.


        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.


        None.

Item 6. Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification  pursuant to Section  302 of Sarbanes  Oxley Act of
               2002

          32.1 Certification  pursuant to Section  906 of Sarbanes  Oxley Act of
               2002


          (b)  Reports of Form 8-K

          The Company filed a Form 8-K on February 17, 2006 based on the letter of intent to merge with Warner Nutraceutical International, Inc.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                   AGRONIX, INC.

                   By: /s/ Jiao Yingxia
                   --------------------
                   Jiao Yingxia,
                   Chief Executive Officer,
                   Chief Financial Officer



Date: May 22, 2006