Form 10KSB/A
period 2004-12-31
China Yingxia International, Inc.
filed 2006-08-10
CIK 1113546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A



                                 Amendment No. 1



X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

___ TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______.

                        Commission file number 000-30790


                        CHINA YINGXIA INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


           Florida                                    65-0664961
(State or other jurisdiction of          (IRS Employer Identification Number)
         incorporation)



  c/o American Union Securities 100 Wall Street
             15th Floor New York, NY                              10005
    Address of Principal Executive Office                        Zip Code


                    Issuer's telephone number: (212) 232-0120


                                  AGRONIX, INC.
                              1666 West 75th Avenue
                         Vancouver, B.C., Canada V6P 6G2

   (Former name, former address and former fiscal year, if changed since last report)

                Securities registered under Section 12(b) of the
                                 Exchange Act:

 Title of each class registered:      Name of each exchange on which registered:
               None                                   None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $.001
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Revenues for year ended December 31, 2005: $6,184,469

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 1, 2006, based on the average bid and asked price of $1.54 of the Common Stock on the NASD OTC Bulletin Board on said date was $ 15,759,627.

 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Number of shares of the registrant's common stock outstanding as of August 1, 2006 was: 33,607,415


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

General
-------

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

Background
----------

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

The Business of the Company
---------------------------

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

Setting up new plants will likely require environmental permits from the applicable government authorities having jurisdiction over the proposed plant locations. Given the fact that the Company's processes will turn organic wastes (which, if untreated, can cause serious environmental hazards) into safe organic fertilizers and will extract commodity chemicals without harm to the environment, the Company is confident the environmental permitting process will be facilitated wherever possible. However, the Company's strategy is to acquire permitted operating plants to avoid any long start-up periods.

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

r)  Penny Stock Rules

At present, the Company would be considered a "penny stock," which generally is a stock trading under $5.00. Because of abuses in such stocks, the United States Securities Exchange Commission (the "SEC") has promulgated certain rules regulating the activities of broker dealers who wish to recommend purchase of such securities to their customers. This often has the result of reducing trading in such stocks and making it more difficult for investors to sell their shares.



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



PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Company's common stock is currently traded under the symbol "AGNI." These securities are quoted in the over-the-counter market. AGNI was listed for trading in May 2002, and began trading in June 2002. The following table sets forth the Company's high and low bids for the Company's common stock as reported on the Bulletin Board for the periods indicated:


Fiscal Year 2004                              High                       Low
----------------                              ----                       ---
First Quarter                                 0.22                      0.14
Second Quarter                                0.21                      0.06
Third Quarter                                 0.12                      0.03
Fourth Quarter                                0.08                     0.031
Fiscal Year 2003                              High                       Low
----------------                              ----                       ---
First Quarter                                  .36                       .20
Second Quarter                                 .82                       .21
Third Quarter                                  .42                       .15
Fourth Quarter                                 .25                       .16


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

The Company's primary focus has been the acquisition and retrofit of a permitted facility in Castleblayney, Ireland, to become its first fully operational plant. Immediate revenues would be derived from existing infeed contracts and take-out contracts. The plant would showcase all components of the flow-through G.O. Systems technology, its efficiency and profitability, while also strategically positioning the Company within the European Union.

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

Additionally, the Company is working with strategic partners including Goodworks International and key partners in the Caricom (Caribbean), Asian and European regions. Developments in Jamaica, Hungary, Germany and China could result in advancements for the Company in 2005. Agronix's objective remains to establish joint venture partners to implement plants in these various regions.

Mr. Peter Drummond, the Company's past Chairman and CEO has agreed to direct the Company's activities in SE Asia and China from his home base in New Zealand. Mr. Drummond reports progress is being made for financing in China.

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



ITEM 7.  FINANCIAL STATEMENTS

See the following pages.

                                  AGRONIX, INC.



                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                                DECEMBER 31, 2004


                                                                         Page

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                   17

Consolidated Balance Sheets                                               18

Consolidated Statements of Operations                                     19

Consolidated Statements of Cash Flows                                     20

Consolidated Statement of Stockholders' Equity (Deficit)                  21

Notes to Consolidated Financial Statements                             25 - 33

                                       Partnership of:

                           Robert Burkhart, Inc.       James F. Carr-Hilton Ltd.
        DALE MATHESON      Alvin F. Dale, Ltd.         Wilfred A Jacobson, Inc.
  CARR-HILTON LABONTE      Robert J. Matheson, Inc.    Fraser G. Ross, Ltd.
CHARTERED ACCOUNTANTS      Peter J.  Donaldson,  Inc.  Reginald J. LaBonte, Ltd.
                           Rakesh I. Patel, Inc.       Bran A. Shaw, Inc.


--------------------------------------------------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Agronix, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Agronix, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These fmancial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the fmancial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2004 and 2003, and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     "Dale Matheson Carr-Hilton LaBonte"


                                     DALE MATHESON CARR-HILTON LABONTE
                                     CHARTERED ACCOUNTANTS


Vancouver, Canada
February 28, 2005 (except for Note 6 which is dated August 9, 2006)



A MEMBER OF MGI INTERNATIONAL, A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTANTS AND BUSINESS ADVISORS

Vancouver   Suite 1500-1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1,
            Tel: 604 687 4747 o Fax: 604 689 2778 - Main Reception Suite

                                  AGRONIX, INC.


                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                                               December
                                                                             December 31             31
                                                                                      20           2003

CURRENT ASSETS
Cash                                                                          $     7,181    $    38,281
Receivables                                                                         5,632         10,589
Prepaid expenses and deposits (Note 11)                                           152,911        179,976
                                                                              -----------    -----------
                                                                                  165,724        228,846

EQUIPMENT                                                                             827          6,306

DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD. (Note 3)                            --           50,000
INVESTMENT IN AND ADVANCES TO 3884171 CANADA INC. (Note 4)                           --                1
                                                                              -----------    -----------

                                                                              $   166,551    $   285,153
                                                                              -----------    -----------

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                      $   478,400    $   388,262
Due to related parties (Note 5)                                                    63,440         63,440
                                                                              -----------    -----------

                                                                                  541,840        451,702
                                                                              -----------    -----------

STOCKHOLDERS' DEFICIT
                             CAPITAL STOCK (Note 6)
Authorized:
  100,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
38,191,197 (2003: 27,503,715) common shares                                        38,191         27,503
Additional paid in capital                                                      6,073,013      4,768,901
Common stock subscribed                                                              --           35,155
Less: Stock subscriptions receivable                                              (23,500)          --
                                                                              -----------    -----------

                                                                                6,087,704      4,831,559
DEFICIT ACCUMULATED DURING THE
    DEVELOPMENT STAGE                                                          (6,462,993)    (4,998,108)
                                                                              -----------    -----------

                                                                                 (375,289)      (166,549)
                                                                              -----------    -----------

                                                                              $   166,551    $   285,153
                                                                              -----------    -----------

Going Concern (Note 1)
Commitments (Notes 3 and 8)

              See accompanying notes to the consolidated financial
                                  statements.

                                  AGRONIX, INC.


                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Cumulative
                                            From Inception            For the Year            For the Year
                                     (January 20, 2000) to                   Ended                   Ended
                                               December 31             December 31             December 31
                                                      2004                    2004                    2003

INTEREST INCOME                              $        3,945        $           199        $            773
                                             -------------------------------------------------------------

EXPENSES
Consulting and management fees                    3,751,069              1,167,256               1,111,151
Depreciation                                         23,865                  3,236                   4,239
General and administrative                          300,016                 98,495                 107,141
Loss on sale of equipment                             2,549                  2,549                       -
Professional fees                                   332,948                 96,102                  62,271
Rent                                                 69,532                 12,404                  14,915
Research and development (Note 7)                 1,174,542                      -                 404,389
Salaries and benefits (recovery)                    174,919                (21,131)                122,484
Shareholder communications                           92,585                 34,795                  23,860
Travel and promotion                                394,760                 71,377                  87,729
                                             -------------------------------------------------------------

                                                  6,316,787              1,465,083               1,938,179
                                             -------------------------------------------------------------

LOSS BEFORE THE FOLLOWING                        (6,312,842)            (1,464,884)             (1,937,406)
Loss on impairment of investment in
and advances to 3884171 Canada Inc.                (150,151)                    (1)                   (429)
                                             -------------------------------------------------------------
                                             $   (6,462,993)       $    (1,464,885)       $     (1,937,835)
NET LOSS                                     =============================================================


Basic loss per share                                               $         (0.05)       $          (0.08)
                                                                   =======================================

Weighted average number of common shares outstanding                    32,054,083              23,944,045
                                                                   =======================================

              See accompanying notes to the consolidated financial
                                  statements.

                                  AGRONIX, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Cumulative From
                                                                  Inception
                                                         (January 20, 2000)          For the Year         For the Year
                                                             to December 31     Ended December 31    Ended December 31
Cash derived from (applied to):                                        2004                  2004                 2003
OPERATING ACTIVITIES
Net loss for the year                                   $        (6,462,993)       $   (1,464,885)   $      (1,937,835)
Depreciation                                                         23,865                 3,236                4,239
Loss on sale of equipment                                             2,549                 2,549                    -
Non-cash research and development                                   779,856                     -              396,000
Stock based compensation                                          1,227,498               291,648              257,950
Impairment of investment in 3884171 Canada Inc.                     450,151                     1                  429
Impairment of Terralift deposit                                      50,000                50,000                    -
Wages paid through the issuance of common shares                     70,320                15,020               50,800
Rent paid through issuance of common shares                          23,209                     -                    -
Settlement of debt through issuance of common shares                 45,711                45,711                    -
Consulting, management and professional fees paid
     through the issuance of common shares                        1,806,120               743,456              687,404
Change in non-cash working capital
     Receivables                                                     (5,632)                4,957               12,008
     Prepaid expense and deposits                                  (176,453)                3,523             (164,891)
     Accounts payable and accruals                                  464,867                90,138              128,755
                                                        --------------------------------------------------------------
                                                                 (2,000,932)             (214,646)            (565,141)
                                                        --------------------------------------------------------------
FINANCING ACTIVITIES
Advances under a credit facility with a company
     with director in common, net of repayments                      63,440                     -                    -
Advances to shareholder                                             (14,267)                    -                    -
Shares issued for cash, net of shares subscribed                  2,185,900               183,852              630,547
                                                        --------------------------------------------------------------
                                                                  2,235,073               183,852              630,547
                                                        --------------------------------------------------------------
INVESTING ACTIVITIES
Acquisition of equipment                                            (28,266)               (1,334)                (218)
Proceeds on sale of equipment                                         1,028                 1,028                    -
Deposit on acquisition of Terralift Ireland Ltd.                    (50,000)                    -              (50,000)
Investment in and advances to 3884171 Canada Inc.                  (149,722)                    -                    -
                                                        --------------------------------------------------------------
                                                                   (226,960)                 (306)             (50,218)
                                                        --------------------------------------------------------------
Increase (decrease) in cash                                           7,181               (31,100)              15,188
Cash, beginning of the year                                               -                38,281               23,093
                                                        --------------------------------------------------------------
Cash, end of the year                                   $             7,181        $        7,181    $          38,281
                                                        ==============================================================
Supplemental cash flow information:

Shares issued for research and development              $           779,856        $            -    $         396,000
                                                        ==============================================================
Stock based compensation                                $         1,227,498        $      291,648    $         257,950
                                                        ==============================================================
Shares issued for rent                                  $            23,209        $            -    $               -
                                                        ==============================================================
Shares issued for settlement of debt                    $            45,711        $       45,711    $               -
                                                        ==============================================================
Shares issued for consulting, management and legal
services                                                $         1,806,120        $      743,456    $         687,404
                                                        ==============================================================
Shares issued for wages                                 $            70,320        $       15,020    $          50,800
                                                        ==============================================================
Subscriptions receivable                                 $          (23,500)       $      (23,500)   $               -
                                                        ==============================================================
Cash paid during the year for:
         Interest                                                                  $            -    $               -
                                                        ==============================================================
         Income taxes                                                              $            -    $               -
                                                        ==============================================================

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

                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

      FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2004

                                                                                                 Deficit
                                                                                             Accumulated
                                    Common         Common    Additional                       During the
                                    Shares         Shares       Paid-In         Shares       Development
                                  (Number)       (Amount)       Capital     Subscribed             Stage         Total

Shares issued for cash:
   at $0.001 per share           5,250,000     $    5,250   $         -      $       -     $           -  $      5,250
   at $0.30 per share               40,000             40         7,960              -                 -         8,000
   at $0.50 Cdn per share        1,000,000          1,000       337,287              -                 -       338,287
   at $1.00 Cdn per share          182,250            182       122,780              -                 -       122,962

Shares issued to acquire
   research and development        150,000            150       149,850              -                 -       150,000

Shares subscribed for cash:
   At $1.00 per share                    -              -             -         22,500                 -        22,500

Stock based compensation                 -              -       181,250              -                 -       181,250

Net loss for the year                    -              -             -              -          (740,239)     (740,239)
                            ------------------------------------------------------------------------------------------

Balance, December 31, 2000       6,622,250          6,622       799,127         22,500          (740,239)       88,010

Acquisition of AWR (Note 1)      6,622,250          6,622       (33,990)             -                 -       (27,368)

Reverse merger adjustment       (4,939,000)        (4,939)        4,939              -                 -             -

Shares issued for cash:
   at $0.50 Cdn per share          231,000            231        73,196              -                 -        73,427
   at $1.00 Cdn per share          669,357            670       404,543        (22,500)                -       382,713

Shares issued for premises
   lease at $1.00 Cdn per
share                               15,680             15        10,094              -                 -        10,109

Shares issued for consulting services:
   at $1.00 Cdn per share          442,500            443       282,627              -                 -       283,070

Stock based compensation                 -              -       295,750              -                 -       295,750

Net loss for the year                    -              -             -              -          (945,584)     (945,584)
                            ------------------------------------------------------------------------------------------

Balance, December 31, 2001       9,664,037          9,664     1,836,286              -        (1,685,823)      160,127

Shares issued for premises lease:
   at $0.64 ($1.00 Cdn)
per share                            1,960              2         1,230              -                 -         1,232

Shares issued for consulting services:
   at $0.64 ($1.00 Cdn)
per share                           55,000             55        35,132              -                 -        35,187
                            ------------------------------------------------------------------------------------------

Pre-split subtotal               9,720,997          9,721     1,872,648              -        (1,685,823)      196,546

Two-for-one stock split          9,720,997          9,721        (9,721)             -                 -             -

Shares issued for consulting services:
   at $0.15 per share               40,500             41         6,034              -                 -         6,075
   at $0.25 per share               16,000             16         3,984              -                 -         4,000
   at $0.29 per share               20,500             21         5,924              -                 -         5,945
   at $0.34 per share              139,000            139        47,121              -                 -        47,260
   at $0.36 per share                4,500              4         1,616              -                 -         1,620
   at $0.37 per share                1,000              1           369              -                 -           370
   at $0.40 per share               16,000             16         6,384              -                 -         6,400
   at $0.45 per share               30,500             30        13,695              -                 -        13,725
   at $0.64 ($1.00 Cdn)
per share                          164,500            164       105,299              -                 -       105,463
   at $1.00 per share              100,000            100        99,900              -                 -       100,000
                            ------------------------------------------------------------------------------------------

Balance carried forward         19,974,494     $   19,974   $ 2,153,253      $       -     $  (1,685,823) $    487,404


              See accompanying notes to the consolidated financial
                                  statements.


                                  AGRONIX, INC.

                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

      FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2004

                                                                                                Deficit
                                                                                            Accumulated
                                   Common        Common     Additional                       During the
                                   Shares        Shares        Paid-In         Shares       Development
                                 (Number)      (Amount)        Capital     Subscribed             Stage          Total

Balance carried forward        19,974,494    $   19,974    $ 2,153,253      $       -     $  (1,685,823)   $   487,404

Shares issued for premises lease:
   at $0.15 per share               2,300             2            343              -                 -            345
   at $0.25 per share               2,300             2            573              -                 -            575
   at $0.29 per share               2,300             3            664              -                 -            667
   at $0.32 ($0.50 Cdn)
per share                          19,720            20          6,241              -                 -          6,261
   at $0.34 per share               2,300             2            780              -                 -            782
   at $0.40 per share               2,300             2            918              -                 -            920
   at $0.45 per share               2,300             3          1,032              -                 -          1,035
   at $0.56 ($0.85 Cdn)
per share                           2,300             2          1,281              -                 -          1,283

Shares issued for wages:
   at $0.45 per share              10,000            10          4,490              -                 -          4,500

Shares issued for cash:
   at $0.35 ($0.55 Cdn)
per share                         450,000           450        155,623              -                 -        156,073
   at $0.39 ($0.60 Cdn)
per share                          16,667            17          6,559              -                 -          6,576
   at $0.45 ($0.70 Cdn)
per share                          30,000            30         13,683              -                 -         13,713
   at $0.50 per share             384,000           384        191,616              -                 -        192,000
   at $0.75 per share              67,000            67         49,933              -                 -         50,000

Stock-based compensation                -             -        200,900              -                 -        200,900

Net loss                                -             -              -              -        (1,374,450)    (1,374,450)
                           --------------------------------------------------------------------------------------------

Balance, December 31, 2002     20,967,981        20,968      2,787,889              -        (3,060,273)      (251,416)

Shares issued for salary
and wages:
   at $0.22 per share              20,000            20          4,380              -                 -          4,400
   at $0.25 per share              40,000            40          9,960              -                 -         10,000
   at $0.28 per share              20,000            20          5,580              -                 -          5,600
   at $0.46 per share              20,000            20          9,180              -                 -          9,200
   at $0.48 per share              20,000            20          9,580              -                 -          9,600

Shares issued for legal services:
   at $0.45 per share              11,111            11          4,989              -                 -          5,000

Shares issued for consulting services:
   at $0.18 per share               4,500             4            784              -                 -            788
   at $0.20 per share             246,500           246         49,054              -                 -         49,300
   at $0.21 per share             150,000           150         31,350              -                 -         31,500
   at $0.22 per share             214,500           215         46,975              -                 -         47,190
   at $0.23 per share             779,500           780        178,505              -                 -        179,285
   at $0.25 per share              39,000            40          9,710              -                 -          9,750
   at $0.26 per share             225,000           225         58,275              -                 -         58,500
   at $0.27 per share             449,500           450        120,915              -                 -        121,365
   at $0.28 per share              14,500            15          4,045              -                 -          4,060
   at $0.29 per share              10,000            10          2,890              -                 -          2,900
   at $0.30 per share              69,500            69         20,781              -                 -         20,850
   at $0.31 per share              25,000            25          7,725              -                 -          7,750
   at $0.33 per share              89,500            90         29,445              -                 -         29,535
   at $0.34 per share              10,000            10          3,390              -                 -          3,400
   at $0.37 per share             230,000           230         84,870              -                 -         85,100
   at $0.38 per share              40,000            40         15,160              -                 -         15,200
   at $0.45 per share              10,000            10          4,490              -                 -          4,500
   at $0.46 per share               4,500             5          2,066              -                 -          2,071
   at $0.48 per share              44,500            44         21,316              -                 -         21,360
                           --------------------------------------------------------------------------------------------

Balance carried forward        23,755,092    $   23,757    $ 3,523,304      $       -     $  (3,060,273)   $   486,788

              See accompanying notes to the consolidated financial
                                  statements.

                                  AGRONIX, INC.


                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

      FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2004

                                                                                                Deficit
                                                                                            Accumulated
                                   Common        Common     Additional                       During the
                                   Shares        Shares        Paid-In         Shares       Development
                                 (Number)      (Amount)        Capital     Subscribed             Stage          Total

Balance carried forward        23,755,092    $   23,757    $ 3,523,304     $        -      $ (3,060,273)   $   486,788

Shares issued for cash:
   at $0.15 per share             431,800           432         64,338         (4,770)                -         60,000
   at $0.17 per share             208,123           208         35,115        (11,022)                -         24,301
   at $0.18 per share              84,000            84         15,036              -                 -         15,120
   at $0.20 per share             975,000           975        194,025       (170,000)                -         25,000
   at $0.21 per share              91,428            91         19,084              -                 -         19,175
   at $0.22 per share              35,901            36          7,888         (6,320)                -          1,604
   at $0.23 per share             153,693           153         35,205              -                 -         35,358
   at $0.26 per share              49,461            49         12,811              -                 -         12,860
   at $0.27 per share              11,629            12          3,128              -                 -          3,140
   at $0.29 per share              16,241            16          4,694              -                 -          4,710
   at $0.32 per share             156,562           156         49,974        (22,250)                -         27,880
   at $0.34 per share              18,470            18          6,262              -                 -          6,280
   at $0.35 per share             142,543           142         49,748        (11,633)                -         38,257
   at $0.39 per share              10,512            11          4,089         (4,100)                -              -
   at $0.47 per share              10,414            10          4,880              -                 -          4,890
   at $0.51 per share              51,553            52         26,293              -                 -         26,345
   at $0.52 per share               9,615            10          4,990              -                 -          5,000
   at $0.57 per share              60,051            60         34,155              -                 -         34,215
   at $0.67 per share              31,627            31         21,132              -                 -         21,163

Shares issued for
research:
   at $0.33 per share
(Note 7)                        1,200,000         1,200        394,800              -                 -        396,000

Common stock subscriptions              -             -              -        265,250                 -        265,250

Stock-based compensation                                       257,950                                -        257,950

Net loss for the year                   -             -              -              -        (1,937,835)    (1,937,835)
                           -------------------------------------------------------------------------------------------

Balance, December 31, 2003     27,503,715        27,503      4,768,901         35,155        (4,998,108)      (166,549)

Shares issued for cash:
   at $0.05 per share           1,210,000         1,210         59,290              -                 -         60,500
   at $0.07 per share             175,200           175         12,089              -                 -         12,264
   at $0.10 per share              87,623            88          8,675              -                 -          8,763
   at $0.12 per share              41,666            42          4,958              -                 -          5,000
   at $0.13 per share             214,151           214         27,626              -                 -         27,840
   at $0.14 per share              60,114            60          8,355              -                 -          8,415
   at $0.16 per share              62,688            63          9,967              -                 -         10,030
   at $0.17 per share             446,735           447         75,498        (30,445)                -         45,500
   at $0.18 per share              14,111            14          2,526              -                 -          2,540
   at $0.19 per share              15,789            16          2,984              -                 -          3,000
   at $0.26 per share              18,115            18          4,692         (4,710)                -              -
   at $0.047 per share            500,000           500         23,000        (23,500)

Shares issued for legal services:
   at $0.18 per share             200,000           200         35,628              -                 -         35,828

Shares issued for wages
and salary:
   at $0.071 per share             20,000            20          1,400              -                 -          1,420
   at $0.165 per share             40,000            40          6,560              -                 -          6,600
   at $0.17 per share              20,000            20          3,380              -                 -          3,400
   At $0.18 per share              20,000            20          3,580                                           3,600
                           -------------------------------------------------------------------------------------------

Balance carried forward        30,649,907    $   30,650    $ 5,059,109     $  (23,500)     $ (4,998,108)   $    68,151

              See accompanying notes to the consolidated financial
                                  statements.


                                  AGRONIX, INC.

                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

      FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2000) TO DECEMBER 31, 2004

                                                                                                Deficit
                                                                                            Accumulated
                                  Common        Common     Additional          Shares        During the
                                  Shares        Shares        Paid-In      Subscribed       Development
                                (Number)      (Amount)        Capital    (Receivable)             Stage          Total

Balance carried forward       30,649,907      $ 30,650    $ 5,059,109      $  (23,500)     $ (4,998,108)   $    68,151

Shares issued for settlement of debt:
   at $0.032 per share           650,000           650         19,955               -                 -         20,605
   at $0.037 per share           100,000           100          3,577               -                 -          3,677
   at $0.05 per share            253,752           254         12,258               -                 -         12,512
   at $0.09 per share            100,000           100          8,817               -                 -          8,917

Shares issued for consulting services:
   at $0.0325 per share          461,538           462         14,538               -                 -         15,000
   at $0.04 per share             19,500            19            761               -                 -            780
   at $0.041 per share           344,000           344         13,760               -                 -         14,104
   at $0.045 per share           310,000           310         13,640               -                 -         13,950
   at $0.049 per share           100,000           100          4,786               -                 -          4,886
   at $0.05 per share            129,500           129          6,346               -                 -          6,475
   at $0.055 per share            34,500            34          1,864               -                 -          1,898
   at $0.06 per share            750,000           750         44,250               -                 -         45,000
   at $0.065 per share           300,000           300         19,200               -                 -         19,500
   at $0.071 per share             9,500            10            665               -                 -            675
   at $0.08 per share            119,000           119          9,401               -                 -          9,520
   at $0.082 per share            25,000            25          2,015               -                 -          2,040
   at $0.09 per share            440,000           440         38,455               -                 -         38,895
   at $0.10 per share            760,000           760         75,240               -                 -         76,000
   at $0.104 per share            10,000            10          1,030               -                 -          1,040
   at $0.15 per share            105,000           105         15,645               -                 -         15,750
   at $0.16 per share            910,000           910        144,690               -                 -        145,600
   at $0.17 per share          1,088,500         1,088        183,947               -                 -        185,035
   at $0.175 per share            10,000            10          1,740               -                 -          1,750
   at $0.18 per share            604,500           605        108,205               -                 -        108,810
   at $0.185 per share           367,000           367         67,528               -                 -         67,895
   at $0.19 per share             10,000            10          1,890               -                 -          1,900
   at $0.20 per share             30,000            30          5,970               -                 -          6,000

Shares returned to treasury and cancelled:
   at $0.23 per share           (500,000)         (500)      (114,500)              -                 -       (115,000)

Stock-based compensation               -             -        308,231               -                 -        308,231

Net loss for the year                  -             -              -               -        (1,464,885)    (1,464,885)
                          --------------------------------------------------------------------------------------------

Balance, December 31,
2004                          38,191,197      $ 38,191    $ 6,073,013      $  (23,500)     $ (6,462,993)   $  (375,289)
                          --------------------------------------------------------------------------------------------

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

                                  AGRONIX, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     d)   Loss Per Share

     The Company computes net earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basis EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The presentation is only of basic earnings
     (loss) per share as the effect of potential dilution of securities has no impact on the current period's basic earnings per share.

     e)   Stock Based Compensation

     The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant.

     SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

     The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123", to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. During the year ended December 31, 2004, the Company granted stock options to consultants to acquire up to 4,000,000 common shares at a price of 50% of the market value of the shares on the date of exercise, and 500,000 shares at a price of 70% of the 3 lowest bid value of the shares for the five days prior to the date of exercise. Accordingly, the Company has recognized related stock-based compensation of $130,731. Refer to Note 6.

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

                                                                       2004              2003
                                                                        $                  $

Net loss -- as reported                                            (1,464,885)        (1,937,835)
Add: Employee stock-based compensation expense
included in net loss
   -- as reported                                                           -                  -
Deduct: Employee stock-based compensation expense
   determined under fair value method                                (145,373)                 -
                                                              -----------------------------------

Net loss -- pro forma                                              (1,479,258)        (1,937,835)
                                                              ===================================

Net loss per share (basic and diluted) -- as reported                   (0.05)             (0.08)
Net loss per share (basic and diluted) -- pro forma                     (0.05)             (0.08)

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

     l)   Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will have a material impact on the Company's financial condition or results of operations. In November 2005, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs and waste material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

                                  AGRONIX, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In December 2005, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations. See Note 2(e) for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     In December 2005, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.


3.   DEPOSIT ON ACQUISITION OF TERRALIFT IRELAND LTD.

     On January 7, 2003 the Company entered into a Letter of Intent with Organic Waste Returns Ltd. ("OWR") and Terralift Ireland Ltd. whereby the Company would acquire an 82% interest in Terralift Ireland which would be renamed Agronix Ireland Ltd. OWR will own the remaining 18% of Agronix Ireland. On September 22, 2003 the parties signed a formal agreement which was subsequently amended on March 12, 2004 and June 30, 2004 ("the Agreement"). In accordance with the terms of the Agreement the Company paid a nonrefundable deposit of $50,000 which was written off in the first quarter of 2004. Although the closing date of October 28, 2004 has expired, the parties have verbally agreed to extend the closing date of the original agreement. With this concession and the declining US dollar, the Company has agreed to the following purchase terms: The purchase price for an 82% interest in Terralift Ireland shall be (euro)1,500,000 (Euros) and US$1,000,000 worth of the Company's common stock paid out over 5 years at market value.

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

                                  AGRONIX, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

5.   DUE TO RELATED PARTIES

                                                                                     2004                 2003
      Demand loan from a company controlled by a director
            - unsecured, principal in the amount of $63,440; 12% per
           annum simple interest; interest payable monthly; repayable
           on demand or on June 30, 2005                                           $ 63,440             $ 63,440
                                                                                   ---------            --------

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

     In 2003, the Company had issued 500,000 common shares, valued at $115,000, to a consultant for compensation. During 2004, both parties agreed to terminate this agreement. The 500,000 shares were returned by the consultant, cancelled and returned to the Company's treasury.

     Stock Options and Warrants

     The following table summarizes information about outstanding and exercisable share options at December 31, 2004:

                        Options Outstanding and Exercisable

                                                       Average         Weighted
                                                     Remaining          Average
                                      Exercise     Contractual         Exercise
       Number                            Price            Life            Price
  Outstanding      Grant Date        Per Share      (In Years)        Per Share

      840,000        01/27/00           $ 0.50            1.07     $       0.50
      400,000        01/28/00             0.50            1.08             0.50
      300,000        02/17/00             0.50            1.13             0.50
      500,000        08/04/00             0.50            1.27             0.50
      150,000        10/30/00             0.67            1.83             0.67
      400,000        01/17/01             1.00            2.05             1.00
       80,000        07/03/01             1.00            2.18             1.00
       20,000        02/07/03             0.50            4.50             0.50
      100,000        04/07/04             0.50            5.51             0.50
--------------                                  --------------     -------------

    2,790,000                                             1.51     $       0.60
==============                                 =================================

                                  AGRONIX, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


6.   CAPITAL STOCK (continued)

     Summary of share option activity and information concerning options at December 31, 2004:

                                               2004                     2003
                                       -----------------------------------------
      Balance, beginning of year
                                                6,690,000             6,870,000
      Granted                                   4,600,000               520,000
      Exercised                                  (961,538)                    -
      Expired                                  (3,538,462)             (200,000)
      Cancelled                                (4,000,000)             (500,000)
                                       -----------------------------------------

      Balance, end of year                      2,790,000             6,690,000
                                       =========================================

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

During the year ended December 31, 2004, the Company granted options to purchase 4,000,000 shares of the Company's common stock to certain consultants at a price equal to 50% of the market value of the shares on the date of exercise for a period of five months. A charge to additional paid in capital of $114,231 related to these options has been recorded using their intrinsic value under the variable option method of accounting. The Company also granted options to purchase 500,000 shares of the Company's common stock to a consultant at a price equal to 70% of the 3 lowest market bid price of the shares for the five days prior to the date of exercise. A charge to additional paid in capital of $16,500 related to these options has been recorded using their intrinsic value under the variable option method of accounting for a total in the year of $130,731 of which $16,583 is in prepaids.

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


Mr. Hauff's initial performance shares were issued at par value for cash of $.001 per share for a total of $500 which has been disclosed and accounted for in the Statement of Stockholders' Equity since 2000.


No compensation expense was or has ever been recorded for Mr. Hauff's performance shares, as they are and continue to be held in escrow. To date the Company has not generated any cash flow and thus the performance shares are not eligible for release under the terms of Mr. Hauff's Employment Agreement.


The performance shares were a portion of the equity allowance issued to nine founders who participated in the initial share offering of 5,250,000 shares issued at $.001 per share for total consideration of $5,250. Of these initial shares, a total of 650,000 were issued to Mr. Hauff, 500,000 of which were performance based. Mr. Hauff paid $.001 per share for all 650,000 founders' shares that he received. Further, Mr. Hauff was the only founder who received performance shares. These shares, held in escrow, were not included in the weighted average share calculations because they were not eligible for release by the end of the period.

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

     The Company has incurred research and development expenses as follows:

                                                         Cumulative From Inception
                                                                (January 20, 2000)       For the Year        For the Year
                                                                    to December 31  Ended December 31   Ended December 31
                                                                              2004               2004                2003

Acquisition of organic matter expertise and intellectual
property                                                          $        164,500                 -                   -
Technical development of BCR System                                        331,878                 -               2,936
Technical development of BCIR System                                       282,164                 -               5,453
BCBV intellectual property, systems and processes                          396,000                 -             396,000
                                                               ---------------------------------------------------------

                                                                  $      1,174,542      $          -             404,389
                                                               =========================================================

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

9.   INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". As at December 31, 2004, the Company had net operating loss carry forwards of approximately $3,200,000 that may be available to reduce future years taxable income and will expire between the years 2018 and 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of future tax assets the impact of the change on the valuation allowance is generally reflected in current income.

10.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2004, the Company paid $89,513 (2003 - $100,825) in salary and consulting fees to its senior executives including cash payments of $71,453, of which $40,835 is recorded as a payable at December 31, 2004 (2003 - $50,025) and 145,000 common shares valued at $18,060 (2003 - 160,000 common shares valued at $50,800). In addition, the Company issued 326,775 shares valued at $20,256 to its senior executives as settlement for expenses incurred. During the year ended December 31, 2003, the Company also paid $552,618 to certain officers and other shareholders for legal and consulting fees comprised of cash payments of $94,688 and 1,598,611 common shares valued at $457,930. Also in 2003, the Company paid 1,200,000 common shares valued at $396,000 for research and development to BCBV.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and Audit Committee, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2004. Based on this evaluation, our principal executive officer, principal financial officer and Audit Committee have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer, Audit Committee, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Controls

We made a change to our internal controls in early 2004 as we formed an Audit Committee, chaired by Charlie Mayer to review our financial reporting procedures and financial statements. The other members of the Audit Committee are Philip Dayson and Ron Niven. The Audit Committee's primary function is to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The Audit Committee's primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor the financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors. As a result, we feel that we have improved the internal controls and financial reporting requirements of the Company. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.


ITEM 8B.  OTHER INFORMATION.


In early 2004 we formed an Audit Committee, chaired by Charlie Mayer to review our financial reporting procedures and financial statements. The other members of the Audit Committee are Philip Dayson and Ron Niven. The Audit Committee's primary function is to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The Audit Committee's primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor the financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.


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

Peter J. Barnett

Peter Barnett is the Chairman and a director of the Company. He is a co-founder of a number of restaurant companies including Pizza Patio, Elephant and Castle, and most recently the Canadian division of the Rainforest Cafe. Mr. Barnett is well known for his involvement in community and charitable services. Mr. Barnett was honored by Canada with the 125th Centennial Medal of Honor for contributions to the development of Canadian society. He is the Past President of Variety Club International, a worldwide charity that supports children in need. Mr. Barnett is a resident of Vancouver, B.C. Canada.

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

Audit Committee

The Company's audit committee members are Charlie Mayer, Philip Dayson and Ron Niven. The audit committee's primary function is to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor the financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the quarterly financial performance as well as compliance with laws and regulations;
(iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The Company's audit committee has considered whether the provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

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

ITEM 10.  EXECUTIVE COMPENSATION

During the year ended December 31, 2004, the Company incurred $89,513 in salary and consulting fees to its senior officers, including cash payments and accounts payable of $71,453 and 145,000 common shares valued at $18,060. Of this total, the two CEO's holding office during 2004 received a total of $71,453 and 100,000 common shares valued at $15,020, and the Chair of the Audit Committee received 45,000 common shares valued at $3,040. The Company also settled expenses owed to two of the Company's directors through the issuance of 326,775 common shares valued at $20,256.

In April 2004, the Company granted 100,000 options to the new Chairman to purchase 100,000 shares of the Company's common stock at the exercise price of $0.50. During the third quarter of 2002, the Company granted options to purchase 3,000,000 shares of the Company's common stock to the Company's CEO at a price of $1.00 per share for a period of five years. One third of these options vest immediately, one third will vest upon the completion of five years of service and one third when the Company's share capitalization reaches $100 million. These 3,000,000 options remained unexercised and were cancelled upon the resignation of the CEO.


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

Name and Address                                       Number of Shares Owned           Percent of Class
                                                             Beneficially
Brian Hauff (1)
1666 West 75th Avenue                                       1,900,000 (2)                      5.0%
Vancouver, B.C., Canada V6P 6G2
Peter J. Barnett (1)
1666 West 75th Avenue                                        1,028,000(3)                      2.7%
Vancouver, B.C., Canada V6P 6G2
Charles Mayer (1)
1666 West 75th Avenue                                         272,775 (4)                      0.7%
Vancouver, B.C., Canada V6P 6G2
Epsom Investment Services
16 Pietermaai                                                   7,800,000                     20.4%
Curacao, Netherlands, Antilles
All directors and executive officers as a group                 3,200,775                      8.4%
(3 in number)

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

On September 1, 2002, the Company and its President agreed to transfer these shares to a consultant under the same terms and conditions. This agreement was cancelled during 2004, so the transfer of the performance shares has been rescinded, and remain issued into escrow for the Company's President.

The Company has entered into an executive employment agreement effective August 15, 2002, whereby the Company has agreed to pay $20,000 per month to its CEO for a period of sixty months. The Company may issue up to 20,000 shares in lieu of salary any months where the funds are not available. The Company must pay four months salary on termination. Under the terms of this agreement, the Company also granted stock options to the CEO providing the right to acquire 3,000,000 shares of common stock at $1.00 per share for a period of five years. This executive employment agreement was terminated upon the CEO's resignation, and all options remained unexercised and were cancelled.

During the year ended December 31, 2004, the Company paid $89,513 in salary and consulting fees to its senior officers, including cash payments and accounts payable of $71,453 and 145,000 common shares valued at $18,060. Of this total, the two CEO's holding office during 2004 received a total of $71,453 and 100,000 common shares valued at $15,020, and the Chair of the Audit Committee received 45,000 common shares valued at $3,040. The Company also settled expenses owed to two of the Company's directors through the issuance of 326,775 common shares valued at $20,256.

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

CHINA YINGXIA INTERNATIONAL, INC.


By:  /s/ Yingxia Jiao
     -------------------------------
     YINGXIA JIAO
     Chief Executive Officer,
     Chief Financial Officer, Director


Date:    August 9, 2006