Form 10QSB
period 2006-06-30
China Yingxia International, Inc.
filed 2006-08-14
CIK 1113546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------


                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarter ended June 30, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ________ to __________

                        Commission File Number: 000-30790

                        CHINA YINGXIA INTERNATIONAL, INC.
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

                                  AGRONIX, INC.

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

                                                                  Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2006: 33,607,415 shares of common stock.

                        CHINA YINGXIA INTERNATIONAL, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                1

     Item 1. Financial Information                                            1

     Item 2. Management's Discussion and Analysis or Plan of Operation        1

     Item 3. Controls and Procedures                                          2

PART II - OTHER INFORMATION                                                   2

     Item 1. Legal Proceedings                                                2

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      2

     Item 3. Defaults Upon Senior Securities                                  2

     Item 4. Submission of Matters to a Vote of Security Holders              2

     Item 5. Other Information                                                2

     Item 6. Exhibits and Reports on Form 8-K                                 2

SIGNATURES                                                                    4

                          PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)







Condensed Consolidated Financial Statements:

Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005
(Audited)

Statements of Operations for the Six and Three Months Ended
June 30, 2006 and 2005 (Unaudited)


Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                              June 30,          Dec. 31,
                                                                                               2005              2006
                                                                                             Unaudited          Audited
                                                                                            -------------    --------------
Current assets:
     Cash and cash equivalents                                                              $      56,401    $       34,903
     Accounts receivable - net of allowance for doubtful accounts
        of $279,305 & $276,678, respectively                                                      631,691           676,717
     Inventory                                                                                    776,185           182,908
     Prepaid expenses                                                                              10,565             4,022
     Advances to suppliers                                                                      5,319,878         3,955,411
                                                                                            -------------    --------------
                  Total Current Assets                                                          6,794,720         4,853,961

Property and equipment, net of accumulated depreciation
        of $2,056,194 & $1,783,645, respectively                                                4,976,748         5,139,729

Other assets:
     Construction in progress                                                                   4,990,525         4,712,389
     Other receivables                                                                          3,689,596         3,105,792
                                                                                            -------------    --------------

        Total Assets                                                                        $  20,451,590    $   17,811,871
                                                                                            =============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                           $ 359,048         $ 499,833
     Taxes payable                                                                              2,982,255         2,934,115
     Accrued expenses and other payables                                                        1,632,162           858,427
     Notes payable - current portion                                                               98,670           210,652
                                                                                            -------------    --------------
                  Total Current Liabilities                                                     5,072,135         4,503,027
                                                                                            -------------    --------------

                                                                                            -------------    --------------
        Total Liabilities                                                                       5,072,135         4,503,027
                                                                                            -------------    --------------

Stockholders' Equity
     Preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,473,649 and -0- shares issued and outstanding at June 30, 2006 and
        December 31, 2005, respectively;                                                            1,474                 -
     Common stock, $0.001 par value, 100,000,000 shares authorized;
        100,000,000 and 85,000,000 shares issued and outstanding at June 30, 2006 and
        December 31, 2005, respectively;                                                          100,000            85,000
     Additional paid in capital                                                                 7,256,513         7,273,271
     Accumulated other comprehensive income                                                       488,986           359,819
     Retained earnings                                                                          7,532,483         5,590,754
                                                                                            -------------    --------------
                  Total Shareholders' Equity                                                   15,379,455        13,308,844
                                                                                            -------------    --------------

        Total Liabilities and Stockholders' Equity                                          $  20,451,590    $   17,811,871
                                                                                            =============    ==============

   See accompanying notes to the condensed consolidated financial statements.


                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            For the six and three months ended June 30, 2006 and 2005


                                                       Six-Months Ended                 Three-Months Ended

                                                   June 30,           June 30,        June 30,         June 30,
                                                     2006              2005             2006             2005
                                                 (Unaudited)        (Unaudited)      (Unaudited)     (Unaudited)
                                               ---------------   ---------------  ---------------  ---------------
Sales                                          $     3,450,960   $     2,256,573  $     3,270,876  $     2,222,442

Cost of Sales                                        1,275,992           987,815        1,089,255          756,594
                                               ---------------   ---------------  ---------------  ---------------
Gross Profit                                         2,174,969         1,268,758        2,181,622        1,465,848

Operating Expenses
      Selling, general and administrative              207,943           144,155          119,009           95,469
                                               ---------------   ---------------  ---------------  ---------------
          Operating income                           1,967,026         1,124,603        2,062,613        1,370,379

Other Income and Expenses
      Interest income                                      110               233              110                -
      Other income                                         138                 -              138                -
      Interest expense                                  25,545                 -           24,968                -
                                               ---------------   ---------------  ---------------  ---------------
Income Before Income Taxes                           1,941,729         1,124,836        2,037,893        1,370,379

Provision for Income Taxes                                   -                 -                -                -
                                               ---------------   ---------------  ---------------  ---------------
Net Income                                     $     1,941,729   $     1,124,836  $     2,037,893  $     1,370,379
                                               ===============   ===============  ===============  ===============
Basic income per common share                  $         0.022   $         0.013  $         0.023  $         0.016
                                               ===============   ===============  ===============  ===============
Weighted average common shares                      88,551,913        85,000,000       88,551,913       85,000,000
                                               ===============   ===============  ===============  ===============

   See accompanying notes to the condensed consolidated financial statements.

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2006 and 2005


                                                                           2006              2005
                                                                         (Unaudited)      (Unaudited)
                                                                        ---------------   ----------------
Cash Flows From Operating Activities:
    Net income                                                          $     1,941,729   $      1,124,836
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                         272,549            227,344
          Effect of exchange rate changes on cash and cash equivalents          154,584            (52,875)
                                                                        ---------------   ----------------
       Changes in operating assets and liabilities:
          Accounts receivable                                                    45,026             (3,095)
          Inventory                                                            (593,277)           672,366
          Other receivable                                                     (583,024)           414,223
          Advances to suppliers                                              (1,364,467)          (643,686)
          Prepaid expenses                                                       (6,543)                 -
          Accounts payable                                                     (167,266)            (7,266)
          Taxes payable                                                          48,140             17,826
          Accrued expenses and other payables                                   773,734            735,923
                                                                        ---------------   ----------------
                    Cash provided by operating activities                       521,184          2,485,596

Cash Flows From Investing Activities:
          Purchase of property and equipment                                   (109,568)                 -
          Additions to construction in process                                 (278,136)          (289,869)                    `
                                                                        ---------------   ----------------

                    Cash (used in) investing activities                        (387,705)          (289,869)

Cash Flows From Financing Activities:
          Payment of notes payable                                             (111,982)                 -
                                                                        ---------------   ----------------

                    Cash (used in) financing activities                        (111,982)                 -



    Increase in cash and cash equivalents                                        21,498          2,195,727

Cash and Cash Equivalents - Beginning                                            34,903             75,916
                                                                        ---------------   ----------------

Cash and Cash Equivalents - Ending                                      $        56,401   $      2,271,643
                                                                        ===============   ================

Supplemental disclosures of cash flow information:

     1    Interest paid                                                 $        25,545   $              -
                                                                        ===============   ================
     2    Income Taxes paid                                             $             -   $              -
                                                                        ===============   ================

   See accompanying notes to the condensed consolidated financial statements.

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)


1. DESCRIPTION OF THE COMPANY

China Yingxia International (the "Company" or "China Yingxia International") was incorporated under the laws of State of Florida on May 6, 1996. The Company officially changed its name to Agronix, Inc. on June 18, 2001.

On May 12, 2006, the Company acquired Warner Nutraceutical International, Inc., which is the parent company to Harbin Yingxia Business Group Co, Ltd. ("Harbin Yingxia"), through a share exchange transaction. The transaction was treated as a reverse merger. Accordingly, Warner Nutraceutical International Inc and its subsidiaries are treated as the continuing entity for accounting purposes.

The Company is primarily engaged in the research and development of organic agricultural products and nutritional health food products. The Company has several lines of products including organic food and produce, nutritional supplements, health care products and skin and beauty care products. The Companyi-s primary business is located in the Peoplei-s Republic of China ("PRC"), through its wholly-owned subsidiary, Harbin Yingxia Business
Group Co, Ltd.

2. BASIS OF PREPARATION

Interim financial statements:

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of China Yingxia International, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto.

The change in the carrying value from 2005 to 2006 is due to the fluctuation in the exchange rate from the Chinese currency (RMB) to the US dollar.

Recent accounting pronouncements:

In February 2006, the Financial Accounting Standards Board (i(degree)FASBi+/-) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (i(degree)SFAS No. 155), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 144. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)


In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 generally require that accounting changes and errors be applied retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect FAS 154 to have a material impact on its financial statements.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides clarification regarding the meaning of he term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on its financial statements.

3. ASSETS

The June 30, 2006 balance sheet included total current assets of $6,794,720 and non-current assets of $13,656,870. Of these amounts, approximately $56,401 in cash is available for funding current operations.

Included in the current assets are accounts receivables, which are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is based on reviews of loss, adjustment history, current economic conditions and other factors that deserve recognition in estimating potential losses.

Other current assets also included inventories that are mainly finished goods and very few raw materials. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. Also included in the current assets is advance to suppliers, representing the payments made and recorded in advance of the receipts of goods or services. Most of the prepayments were made for the purchase of the materials and equipments of the Company's construction in progress.

Included in non-current assets are property, plant and equipment mainly consisting of machinery used for product manufacturing located in the PRC. Depreciation on property, plant and equipment is computed using the straight -line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 12 years. Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company's new plant and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Other receivables are also classified under non-current assets. Other receivables include dues from related parties and affiliates. Related parties include officers, directors and more than 5% shareholders of the Company. Affiliates include the companies with common ownership of the Company's major shareholders and/or companies owned by officers' relatives.

4. LIABILITIES

The June 30, 2006 balance sheet included total liabilities of $5,072,135. All of them are considered current liabilities. $2,982,255 of them was accrued taxes payable, mainly consisting the unpaid Value Added Taxes ("VAT") and accrued income taxes for the current and previous periods.

The VAT is levied on the "value added" to goods produced by the Company when sold, after deducting the taxes paid on their purchases of raw materials. The Company is subject to 17% of VAT on all the goods sold, except for the Cactus Seedlings, which is VAT exempt classified by the government as agricultural by-products. The Company is governed by the Income Tax Law of the People's Republic of China concerning the private-run enterprises, which are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income.

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)


The Company's three-year loan from the local government is expected to mature by October 31, 2006, according to the original loan terms. The Company has paid off $111,982 of the principal balance as originally scheduled in this period.



5. STOCKHOLDERS' EQUITY

Upon the completion of the reverse merger on May 12, 2006, in addition to outstanding 45,188,525 shares of common stock, the Company issued 54,811,475 shares of common stock to and 1,473,649 shares of Class A preferred stock to the shareholders of Harbin Yingxia. As of June 30, 2006, there were 100,000,000 shares of common stock and 1,473,649 shares of preferred shares outstanding.

All of Class A preferred shares can be converted into common shares at the ratio of 500 to 1.

6. EFFECT OF CHANGE OF FOREIGN EXCHANGE RATE

The majority of the Company's sales, purchases and expenses transactions are denominated in RMB and all of the Company's assets and liabilities are also denominated in RMB. The RMB is not traded freely in the foreign exchange market. Instead, the exchange rate is closely controlled by the People's Bank of China ("PBC"), the central bank of Chinese government. In July 2005, PBC adjusted the exchange rate tied to the U.S. dollar by 2%, largest percentage change ever since the current exchange rate system has been in place in 1994. The official exchange rate has been steadily going down since then, which stands at US$1:RMB7.9943 at June 30, 2006. The effect of this exchange rate change has caused a translation adjustment of $488,986 for the current period, which is included as a component of stockholders' equity as "Accumulated Other Comprehensive Income (Loss)".

7. SUBSEQUENT EVENT

On May 25, 2006, the Company's board of directors had proposed a 1 for 24.9 reverse stock split on both the common stock and preferred stock, subject to shareholder approval. On May 25, 2006, the proposal was approved by the
Company's  shareholders.  Effective  July 20,  2006,  each  24.9  shares  of the
Company's Common Stock and Class A Preferred Stock were converted into one (1) share of Common Stock and one (1) share of Class A Preferred Stock, respectively. At the same time, all of the preferred shares were converted into common shares and the preferred shares were cancelled. As of August 8, 2006, there are 33,607,415 shares of common stock outstanding and no preferred stock.

On July 12, 2006, the Company filed an amendment with State of Florida and officially changed its name to China Yingxia International, Inc.

Item 2.     Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.


                SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS


The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.


Overview


     On May 12, 2006, we executed an Agreement of Merger and Plan of Reorganization (the "Agreement") by and between us, Agronix Acquisition Corp., a Florida corporation ("Acquisition Corp."), which is a wholly-owned subsidiary of us, and Warner Nutraceutical International, Inc., a Delaware corporation
("WNI"), which closed on May 12, 2006. Pursuant to the Agreement, Acquisition Corp. was merged with and into WNI, with WNI surviving as a wholly-owned subsidiary of the Company (the "Merger"). The Company issued to WNI shareholders 54,811,475 shares of Common Stock, par value $0.001 per share, and 1,473,649.074 shares of Class A Preferred Stock, par value $0.001 per share, of which each share is convertible into five hundred (500) shares of common stock, in consideration for a cash payment of $289,000 and cancellation of all the outstanding shares of WNI at the effective time of the merger. The former stockholders of the Company will own 45.2% of the issued and outstanding Common Stock. Under the terms of the Agreement, the Company agreed to appoint to the Board of Directors of the Company Yingxia Jiao and John Leo and accepted the resignations from the Board of Directors of the Company from Brian Hauff, Peter
J. Barnett and Charles Mayer.


     We now operate our business through our wholly owned subsidiary, Warner Nutraceutical International, Inc., which owns 100% of Harbin Yingxia Business Group., Ltd. ("Yingxia"). Yingxia is a People's Republic of China Company primarily engaged in the development, production and sales of health food products. Relying on the raw materials produced in the soybean production base, green cactus production base and organic millet production base, Yingxia produces and processes hundreds of serial products of soybean meals and drinks, cactus nutritious meal and Gulong golden rice and beauty cosmetics of high quality, high nutrition, and high added value. Yangxia was founded in Harbin, Heilongjiang province of North China in 1998. It currently employs 180 people, including 8 persons who have senior professional and technical titles, and 24 special scientific research persons. Products are exported to Japan, Malaysia, Hong Kong, and Macao.


     Effective July 10, 2006, we changed our name to China Yingxia International, Inc. Effective July 20, 2006, we effectuated a 1 for 24.9 reverse split. Effective July 21, 2006, we changed our listing symbol to "CYXI" on the OTC Bulletin Board.


Results of Operations for the Six and Three Months Ended June 30, 2006 compared to the Six and Three Months Ended June 30, 2005

Revenue

     The Company had $3,450,960 for the continued operations for the six months ended June 30, 2006, an increase of $1,194,387 or 52.9% as compared to the revenue of $2,256,573 for the six months ended June 30, 2005. The increase can be attributed to the rapid expansion of the company in these six months of 2006. Our sales network continued to pursue more vendors, distributors, and end user clients in regions outside of Harbin, specifically in Beijing. For the three months ended June 30, 2006, continued operations provided for $3,270,876, an increase of $1,048,434 or 47.1% as compared to revenues of $2,222,442 for the three months ended June 30, 2005. This increase can be attributed to the further expansion of our sales channels.

Cost of Revenue

     The cost of revenue was $1,275,992 for the six months ended June 30, 2006, an increase of $288,177 or 29.1% as compared to the cost of revenue of $987,815 for the six months ended June 30, 2005. The cost of revenue was $1,089,255 for the three months ended June 30, 2006, an increase of $332,661 or 43.9% as compared to $756,594 for the three months ended June 30, 2005. The increase in costs during both periods was due primarily to the increase in revenue.

Total Operating Expenses

     Total operating expenses were $207,943 for the six months ended June 30, 2006, an increase of $63,788 or 44.2% as compared to total operating expenses of $144,155 for the six months ended June 30, 2005. Total operating expenses were $119,009 for the three months ended June 30, 2006, an increase of $23,540 or 24.6% as compared to total operating expenses of $95,469 for the three months ended June 30, 2005. The increase in operating expenses was principally attributable to the expansion of our operation. Our selling and administrative expenses rose with our higher revenues accordingly.

Net Income

     Net income for the six months ended June 30, 2006 increased by $ 816,893 to $1,941,729 from $1,124,836 for the six months ended June 30, 2005. Net income for the three months ended June 30, 2006 increased by $667,514 to $2,037,893 from $1,370,379 for the three months ended June 30, 2005. Overall increase in net income for the six months period can be mainly attributed to the second quarter of 2006. With our expanding sales network, we were able to enjoy substantial growth in terms of both sales and profits.

 Liquidity and Capital Resources

     As of June 30, 2006, the Company had cash and cash equivalents of $56,401, as compared to $34,903 at December 31, 2005. As of June 30, 2006, the Company had working capital of $1,722,585, as compared to $350,934 as of December 31, 2005.

     Net cash provided by operating activities totaled $521,184 for the six months ended June 30, 2006, a decrease of $ 1,964,412 or 79%, as compared to cash provided by operating activities of $2,485,596 for the six months ended June 30, 2005. The decrease in net cash provided by operating activities was primarily due to the expansion in our business and the increased demand in working capital as a result.

     Net cash used in investing activities totaled $387,705 for the six months ended June 30, 2006, an increase of $97,836 or 33.7%, as compared to $289,869 for the six months ended June 30, 2005. This increase can be attributed to the investments we made in the construction of our soybean-based products manufacturing lines.

Net cash used in financing activities totaled $111,982 for the six months ended June 30, 2006, as compared to nil for the six months ended June 30, 2005. This amount was attributed to the payment of the principal balance of a three-year loan from the local government which matures on October 31, 2006.

     We intend to use our available funds as working capital and to make expansion in our existing lines of business. We believe that our available funds will provide us with adequate capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

Critical Accounting Policies

     China Yingxia International, Inc.'s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

     Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Agronix, Inc. views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on China Yingxia International, Inc.'s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

     We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.    Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     We are currently not a party to any pending legal proceedings and no such action by, or to the best of our knowledge, against us has been threatened.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

     On May 12, 2006, pursuant to the Merger, the Company approved the issuance to WNI Shareholders of 54,811,475 shares of restricted common stock, par value $.001 per share, and 1,473,649.074 shares of restricted Class A Preferred Stock, par value $.001 per share, of which each share is convertible into five hundred
(500) shares of common stock. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933. Item 3. Defaults Upon Senior Securities. None.

Item 4.    Submission of Matters to a Vote of Security Holders.

     On May 25, 2006, we received written consents in lieu of a meeting of Stockholders from 10 Stockholders holding 51,648,852 shares of Common Stock and 1,388,619.5 shares of Class A Preferred Stock representing approximately 52% of the 101,473,649.074 shares of the total issued and outstanding shares of voting stock of the Company approving the following amendments to the Company's
Articles of Incorporation: (i) changing the name of the Company to "China Yingxia International, Inc."; and (ii) closing a 1-for-24.9 reverse stock split of our shares of Common Stock and shares of Class A Preferred Stock. Also on May 25, 2006, pursuant to Section 607.0821 of the Florida Business Corporation Act ("FBCA"), the Board of Directors of the Company unanimously approved the above-mentioned actions. The above actions were deemed effective July 10, 2006.

     No other matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports of Form 8-K.

           (a) Exhibits

           31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002


           32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


           (b) Reports of Form 8-K

           We filed a Form 8-K on May 12, 2006 reporting the Merger with Warner Nutraceutical International, Inc.

           We filed a Form 8-K on May 19, 2006 reporting the changes in our certifying accountant.

           We filed an amended Form 8-K on May 22, 2006 reporting the Merger with Warner Nutraceutical International, Inc.

           We filed an amended Form 8-K on May 24, 2006 reporting the changes in our certifying accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                   CHINA YINGXIA INTERNATIONAL, INC.

                   By: /s/ Yingxia Jiao
                        ---------------
                        Yingxia Jiao
                        Chief Executive Officer,
                        Chief Financial Officer



Date: August 14, 2006