Form 10QSB/A
period 2006-06-30
China Yingxia International, Inc.
filed 2006-11-17
CIK 1113546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                 Amendment No. 1
                                       to
                                   FORM 10-QSB
                                   -----------


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

Statements of Operations for the Six and Three Months Ended
June 30, 2006 and 2005 (Unaudited)


Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                             June 20, 2006      December 31, 2005
                                                                                              (unaudited)          (audited)
                                                                                            ----------------    -----------------
Current assets:
     Cash and cash equivalents                                                                     $ 56,401             $ 34,903
     Accounts receivable - net of allowance for doubtful accounts
         of $279,305 & $276,678, respectively                                                       631,691              676,717
     Inventory                                                                                      776,185              182,908
     Prepaid expenses                                                                                10,565                4,022
     Advances to suppliers                                                                        5,319,878            3,955,411
                                                                                            ----------------    -----------------
                     Total Current Assets                                                         6,794,720            4,853,961

Property and equipment, net of accumulated depreciation
         of $2,056,194 & $1,783,645, respectively                                                 4,976,748            5,139,729

Other assets:
     Construction in progress                                                                     4,990,525            4,712,389
     Other receivables                                                                            3,689,596            3,105,792
                                                                                            ----------------    -----------------

         Total Assets                                                                          $ 20,451,590         $ 17,811,871
                                                                                            ================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                             $ 359,048            $ 499,833
     Taxes payable                                                                                2,982,255            2,934,115
     Accrued expenses and other payables                                                          1,632,162              858,427
     Notes payable - current portion                                                                 98,670              210,652
                                                                                            ----------------    -----------------
                     Total Current Liabilities                                                    5,072,135            4,503,027
                                                                                            ----------------    -----------------


                                                                                            ----------------    -----------------
         Total Liabilities                                                                        5,072,135            4,503,027
                                                                                            ----------------    -----------------

Stockholders' Equity
     Preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,473,649 shares & Nil outstanding at June 30, 2006 &
         December 31, 2005, respectively;                                                             1,474                    -
     Common stock, $0.001 par value, 100,000,000 shares authorized;
         100,000,000 and 85,000,000 shares outstanding at June 30, 2006 and
         December 31, 2005, respectively;                                                           100,000               85,000
     Additional paid in capital                                                                   7,256,513            7,273,271
     Accumulated other comprehensive income                                                         488,986              359,819
     Retained earnings                                                                            7,532,483            5,590,754
                                                                                            ----------------    -----------------
                     Total Shareholders' Equity                                                  15,379,455           13,308,844
                                                                                            ----------------    -----------------

         Total Liabilities and Stockholders' Equity                                            $ 20,451,590         $ 17,811,871
                                                                                            ================    =================

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            For the six and three months ended June 30, 2006 and 2005


                                                       Six-Month Ended                   Three-Month Ended
                                               ---------------------------------  --------------------------------
                                                  June 30,           June 30,        June 30,         June 30,
                                                    2006              2005             2006             2005
                                                (Unaudited)         (Unaudited)     (Unaudited)      (Unaudited)
                                               ---------------   ---------------  ---------------  ---------------

Sales                                          $    3,450,960    $    2,256,573   $    3,270,876   $    2,222,442

Cost of Sales                                       1,275,992           987,815        1,089,255          756,594
                                               ---------------   ---------------  ---------------  ---------------

Gross Profit                                        2,174,969         1,268,758        2,181,622        1,465,848

Operating Expenses
      Selling, general and administrative             207,943           144,155          119,009           95,469
                                               ---------------   ---------------  ---------------  ---------------

          Operating income                          1,967,026         1,124,603        2,062,613        1,370,379

Other Income and Expenses
      Interest income                                     110               233              110                -
      Other income                                        138                 -              138                -
      Interest expense                                 25,545                 -           24,968                -
                                               ---------------   ---------------  ---------------  ---------------

Income Before Income Taxes                          1,941,729         1,124,836        2,037,893        1,370,379

Provision for Income Taxes                                  -                 -                -                -
                                               ---------------   ---------------  ---------------  ---------------

Net Income                                     $    1,941,729    $    1,124,836   $    2,037,893   $    1,370,379
                                               ===============   ===============  ===============  ===============

Basic loss per common share                    $        0.022    $        0.013   $        0.023   $        0.016
                                               ===============   ===============  ===============  ===============

Weighted average common shares                     88,551,913        85,000,000       88,551,913       85,000,000
                                               ===============   ===============  ===============  ===============


                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended
                             June 30, 2006 and 2005


                                                                           2006              2005
                                                                         (Unaudited)      (Unaudited)
                                                                      ----------------------------------

Cash Flows From Operating Activities:
    Net Income                                                        $    1,941,729    $     1,124,836
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                      272,549            227,344

       Changes in operating assets and liabilities:
          Accounts receivable                                                 45,026             (3,095)
          Inventory                                                         (593,277)           672,366
          Other receivable                                                  (583,024)           414,223
          Advances to suppliers                                           (1,364,467)          (643,686)
          Prepaid expenses                                                    (6,543)                 -
          Accounts payable                                                  (167,266)            (7,266)
          Taxes payable                                                       48,140             17,826
          Accrued expenses and other payables                                773,734            735,923
                                                                      ---------------   ----------------

                    Cash provided by operating activities                    366,601          2,538,471

Cash Flows From Investing Activities:
          Purchase of property and equipment                                (109,568)                 -
          Additions to construction in process                              (278,136)          (289,869)
                                                                      ---------------   ----------------

                    Cash used in investing activities                       (387,705)          (289,869)

Cash Flows From Financing Activities:
          Payment of notes payable                                          (111,982)                 -
                                                                      ---------------   ----------------

                    Cash used in financing activities                       (111,982)                 -


Effect of exchange rate changes on cash and cash equivalents                 154,584            (52,875)
                                                                     ---------------   ----------------

Increase in cash and cash equivalents                                         21,498          2,195,727

Cash and Cash Equivalents - Beginning                                         34,903             75,916
                                                                      ---------------   ----------------
Cash and Cash Equivalents - Ending                                    $       56,401    $     2,271,643
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

The Company does not foresee any event or uncertainty nor is there any evidence in consumer demand or confidence that would reflect any trend to impact our short-term or long-term liquidity. By selling products through retail outlets and also franchise bases, the Company limits the commitments it must make to suppliers related to the manufacture of its products. In short, the Company only manufactures products based upon fully paid existing orders or orders partially paid with deposits. Using this mechanism, the Company has limited the amount of inventory it keeps on hand. The Company funds its operations internally or through contributions by management as reflected in the additional paid in capital. The only source of external financing is through government loans. Currently, the Company has a note payable of $98,670 from a three year loan from the Harbin Forestry Bureau set to mature on October 31, 2006.

The construction of our production plants is financed internally through cash on hand and contributions by the management as reflected in additional paid in capital. The Company does not have any material external commitments for these capital expenditures.

Dividend Policy

The Company's sole operating subsidiary, Harbin Yingxia Industrial Group Co., Ltd, paid cash dividends of $1,780,010 to its shareholders in the year ending December a 31, 2005. Since the reverse merger transaction, the Company has not paid any cash dividends on its capital stock and shareholders should not expect to receive any dividends. Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock.



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

Subsequent Event


Therefore, in accordance with the aforementioned, there was a reverse split of 1 for 24.9 on both the common shares ( 100 million common shares became 4,016,064 shares after reverse split) and preferred shares (1,473,649 preferred shares became 59,182.690763 shares after reverse split).

All the preferred shares were converted into common shares (conversion rate 500 to 1) and the preferred shares were cancelled.

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


                   CHINA YINGXIA INTERNATIONAL, INC.

                   By: /s/ Yingxia Jiao
                   -------------------
                   Yingxia Jiao
                   Chief Executive Officer,
                   Chief Financial Officer



Date: November 13, 2006