Form 10QSB
period 2006-09-30
China Yingxia International, Inc.
filed 2006-11-20
CIK 1113546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   FORM 10-QSB
                                ----------------




                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the quarter ended September 30, 2006

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

                       HARBIN YINGXIA INDUSTRIAL CO., LTD
                         NO.300, XIDAZHI STREET NANGANG
                          HARBIN HEILONGJIAN F4 150001
                    (address of principal executive offices)

                         c/o American Union Securities
                            100 Wall St. 15th Floor
                               New York, NY 10005
                    (address of principal agent's address)

                                 (212) 232-0120
                          (Issuer's telephone number)

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


The number of shares outstanding of each of the issuer's classes of common equity, as of November 17, 2006 is 33,608,857 shares of common stock.

                        CHINA YINGXIA INTERNATIONAL, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                               1

     Item 1. Financial Statements                                            1

     Item 2. Management's Discussion and Analysis or Plan of Operation      11

     Item 3. Controls and Procedures                                        14

PART II - OTHER INFORMATION                                                 15

     Item 1. Legal Proceedings                                              15

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    15

     Item 3. Defaults Upon Senior Securities                                15

     Item 4. Submission of Matters to a Vote of Security Holders            15

     Item 5. Other Information                                              15

     Item 6. Exhibits                                                       15

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.



                        CHINA YINGXIA INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2006 & 2005
                                   (UNAUDITED)

                        CHINA YINGXIA INTERNATIONAL, INC.
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2006 & 2005
                                   (UNAUDITED)


                                TABLE OF CONTENTS


                                                                                 Page(s)


         Condensed Consolidated Balance Sheets as of September 30, 2006
                  (Unaudited) and December 31, 2005                                 1

         Condensed Consolidated Statements of Income for the Nine and
                  Three Months Ended September 30, 2006 and 2005 (Unaudited)        2
         Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2006 and 2005 (Unaudited)                     3

         Notes to Condensed Consolidated Financial Statements (Unaudited)           4-10

               CHINA YINGXIA INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                       December 31,         September 30,
                                                                                          2006                  2005
                                                                                        Unaudited              Unudited
                                                                                    ------------------   -------------------
Current assets:
     Cash and cash equivalents                                                      $          67,950    $           34,903
     Accounts receivable - net of allowance for doubtful accounts
        of $282,496 & $276,678, respectively                                                  289,922               676,717
     Inventory                                                                              1,019,803               182,908
     Prepaid expenses                                                                          10,686                 4,022
     Advances to suppliers                                                                  5,773,610             3,955,411
                                                                                    ------------------   -------------------
                   Total Current Assets                                                     7,161,971             4,853,961

Property and equipment, net of accumulated depreciation
        of $2,209,129 & $1,783,645, respectively                                            5,084,797             5,139,729

Other assets:
     Construction in progress                                                               5,407,626             4,712,389
     Other receivables                                                                      4,290,890             3,105,792
                                                                                    ------------------   -------------------

        Total Assets                                                                $      21,945,284    $       17,811,871
                                                                                    ==================   ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $ 369,634             $ 499,833
     Income tax payable                                                                       417,508             2,402,098
     Other taxes (VAT) payable                                                                643,707               532,017
     Accrued expenses and other payables                                                    2,126,889               858,427
     Notes payable                                                                             99,798               210,652
                                                                                    ------------------   -------------------
                   Total Current Liabilities                                                3,657,536             4,503,027
                                                                                    ------------------   -------------------


Stockholders' Equity
     Preferred stock, $0.001 par value, 10,000,000 shares authorized; - 0 - shares
        outstanding at September 30, 2006 and December 31, 2005;                                    -                     -
     Common stock, $0.001 par value, 100,000,000 shares authorized;
        33,608,857 & 3,413,655 shares issued and outstanding at September 30,
        2006 and December 31, 2005, respectively;                                              33,609                 3,414
     Additional paid-in capital                                                             7,324,378             7,354,857
     Accumulated other comprehensive income                                                   670,438               359,819
     Retained earnings - Appropriated                                                         883,497               854,152
     Retained earnings -Unappropriated                                                      9,375,827             4,736,602
                                                                                    ------------------   -------------------
                   Total Shareholders' Equity                                              18,287,749            13,308,844
                                                                                    ------------------   -------------------

        Total Liabilities and Stockholders' Equity                                  $      21,945,284    $       17,811,871
                                                                                    ==================   ===================

               CHINA YINGXIA INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         For the nine and three months ended September 30, 2006 and 2005


                                                       Nine-Month Ended                  Three-Month Ended
                                               ---------------------------------  -------------------------------
                                                 September 30,    September 30,     September 30,   September 30,
                                                     2006            2005                 2006           2005
                                                 (Unaudited)      (Unaudited)        (Unaudited)     (Unaudited)
                                               ---------------   ---------------  ---------------  ---------------
Sales                                          $    5,308,352    $    4,213,156   $    1,857,392   $    1,956,583

Cost of Sales                                       2,194,473         1,818,698          918,481          830,883
                                               ---------------   ---------------  ---------------  ---------------

Gross Profit                                        3,113,879         2,394,458          938,911        1,125,700

Operating Expenses
      Selling, general and administrative             404,655           302,065          196,712          157,910
                                               ---------------   ---------------  ---------------  ---------------

          Operating income                          2,709,224         2,092,393          742,199          967,790

Other Income and Expenses
      Interest income                                     212               233              102                -
      Other income                                        138            24,425                -           24,425
      Interest expense                                 25,595             7,670               50            7,670
                                               ---------------   ---------------  ---------------  ---------------

Income Before Income Taxes                          2,683,979         2,109,382          742,251          984,545

(Benefit) Provision for Income Taxes               (1,984,590)          696,096       (2,216,535)         324,900
                                               ---------------   ---------------  ---------------  ---------------

Net Income                                     $    4,668,569    $    1,413,286   $    2,958,786   $      659,645
                                               ===============   ===============  ===============  ===============

Basic and diluted income per common share      $         0.41    $         0.41   $         0.26   $         0.19
                                               ===============   ===============  ===============  ===============

Weighted average common shares                     11,418,877         3,413,655       11,418,877        3,413,655
                                               ===============   ===============  ===============  ===============

               CHINA YINGXIA INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2006 and 2005


                                                                           2006              2005
                                                                         (Unaudited)      (Unaudited)
                                                                      ---------------   ----------------
Cash Flows From Operating Activities:
    Net income                                                        $    4,668,569    $     1,413,286
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                      387,978            303,255

       Changes in operating assets and liabilities:
          Accounts receivable                                                386,795             81,919
          Inventory                                                         (836,895)         1,477,770
          Other receivable                                                (1,185,098)           205,780
          Advances to suppliers                                           (1,818,199)          (861,084)
          Prepaid expenses                                                    (6,664)                 -
          Accounts payable                                                  (130,199)           (96,027)
          Unearned revenue                                                         -            (52,422)
          Taxes payable                                                   (1,872,900)           772,293
          Accrued expenses and other payables                              1,268,462          1,037,554
                                                                      ---------------   ----------------

                    Cash provided by operating activities                    861,849          4,282,324
                                                                      ---------------   ----------------

Cash Flows From Investing Activities:
          Purchase of property and equipment                                (224,972)           (29,777)
          Additions to construction in process                              (695,237)          (415,310)                    `
                                                                      ---------------   ----------------

                    Cash used in investing activities                       (920,210)         (445,087)
                                                                      ---------------   ----------------

Cash Flows From Financing Activities:
          Proceeds from grants                                                     -             24,304
          Payment of notes payable                                          (110,854)                 -
                                                                      ---------------   ----------------

                    Cash provided by (used in) financing activities         (110,854)            24,304
                                                                      ---------------   ----------------


Effect of exchange rate changes on cash and cash equivalents                 202,262            179,025
                                                                      ---------------   ----------------

Net Increase in cash and cash equivalents                                     33,047          4,040,566

Cash and Cash Equivalents - Beginning of Period                               34,903             75,916
                                                                      ---------------   ----------------

Cash and Cash Equivalents - End of Period                             $       67,950    $     4,116,482
                                                                      ===============   ================

Supplemental disclosures of cash flow information:

          Interest paid                                               $       25,595            $ 7,670
                                                                      ===============   ================

          Income Taxes paid                                           $            -               $ -
                                                                      ===============   ================

                CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)



1. DESCRIPTION OF THE COMPANY

China Yingxia International, Inc. (the "Company" or "China Yingxia") was incorporated under the laws of State of Florida on May 6, 1996 under the original name RCA Trading Co., and the Company later changed its name to Agronix, Inc. ("Agronix").

On May 12, 2006, Warner Nutraceutical International, Inc. ("WNI") merged with and into Agronix pursuant to an Agreement of Merger and Plan of Reorganization ("Agreement") dated May 10, 2006. Agronix was the surviving entity and subsequently changed its name to China Yingxia International, Inc. on July 12, 2006. Pursuant to the agreement, the Company issued to WNI shareholders 54,811,475 shares of Common Stock, par value 0.01 per share, and 1,473,649.074 shares of Class A Preferred Stock, par value $0.01 per share, of which each share is convertible into five hundred (500) shares of common stock, in consideration for a cash payment of $289,000 and all the outstanding shares of WNI, at the effective time of the merger, were canceled.

For accounting purposes, the transaction has been accounted for as a reverse acquisition, under the purchase method of accounting. Accordingly, WNI was treated as the continuing entity for accounting purposes. Following the merger, the officers and directors of Agronix resigned and was replaced with the officers and directors of WNI.

WNI, a Delaware holding company, operates its business through its wholly-owned subsidiary Harbin Yingxia Business Group Co., Ltd. ("Harbin Yingxia"), a Chinese company primarily engaged in the development, production and sales of organic agricultural by-products and nutritional health food products. Harbin Yingxia has several lines of products including organic food and produce, nutritional supplements, health care products and skin and beauty care products.

                CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


2. BASIS OF PREPARATION

Interim financial statements:

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of China Yingxia, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes that the procedures followed in preparing these condensed consolidated financial statements are reasonable, the 2. BASIS OF PREPARATION (Continued)

accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivables

Accounts receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of 5-10 years.

                CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advance to suppliers

Prepaid expenses represent the payments made and recorded in advance for goods and services. Prepaid expenses were made for the purchase of the materials and equipment of the Company's construction in progress. The final phase of the construction is not completed. As such, no amortization was made for the period ended September 30, 2006.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Revenue recognition

The Company utilizes the accrual method of accounting. Revenue is recognized when merchandise is shipped and title passes to the customers and collection is reasonably assured.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

                CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable approximate fair value due to the short-term nature of these items. The carrying amounts of bank borrowings approximate the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Foreign currency translation

The Company's functional currency is the Renminbi ("RMB"). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gains and losses resulting from foreign currency translations are included in Other Accumulated Comprehensive Income.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. The common shares prior to the reverse split were retroactively restate. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of September 30, 2006.

                CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4.   ASSETS

The September 30, 2006 balance sheet included total current assets of $7,161,971 and non-current assets of $14,783,313. Of these amounts, approximately $67,950 in cash is available for funding current operations.

Included in the current assets are accounts receivables, which are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is based on reviews of loss, adjustment history, current

                CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)



4. ASSETS (Continued)

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

5.   LIABILITIES

The September 30, 2006 balance sheet included total liabilities of $3,657,536. All of them are considered current liabilities.

During this period, the Company's wholly-owned subsidiary, Harbin Yingxia, was granted the status of Foreign-Invested Enterprise ("FIE") because it is now wholly owned by an U.S. public company. In accordance with applicable Chinese Law, Harbin Yingxia is therefore eligible for an exemption of income tax in PRC for the first two profitable years and a 50% income tax reduction for the next three years. The income tax exemption and reduction can be applied retroactively. As result of this change, the Company recognized a total of $2,402,098 as income tax benefit in this period. Meanwhile, the Company accrued $417,508 U.S. federal income taxes payable for the income earned for the period since the Company's Chinese subsidiary was acquired.

                CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)



5. LIABILITIES (Continued)

The Company also accrued unpaid Value Added Taxes ("VAT") as this type of tax is typically levied in the People's Republic of China on the "value added" to goods produced by the Company when sold, after deducting the taxes paid on their purchases of raw materials. The Company is subject to 17% of VAT on all the goods sold, except for the Cactus Seedlings, which is VAT exempt classified by the government as agricultural by-products.

The Company's three-year loan from the local government is expected to mature by October 31, 2006, according to the original loan terms. The Company has repaid $110,854 of the principal balance as originally scheduled in this period.

6. STOCKHOLDERS' EQUITY

Upon the completion of the reverse acquisition on May 12, 2006, the Company had outstanding 100,000,000 shares of Common Stock, 1,473,469.074 shares of Class A Preferred Stock, of which each share is convertible into five hundred (500) shares of common stock.

On May 26, 2006, the Company's board of directors had proposed a 1 to 24.9 reverse stock split on both the common stock and preferred stock, subject to shareholder approval. On July 21, 2006, the proposal was approved by the Company's shareholders, each 24.9 shares of the Company's Common Stock and Class A Preferred Stock were converted into one (1) share of Common Stock and one (1) share of Class A Preferred Stock, respectively. Simultaneously, all of the preferred shares were converted into common shares and the preferred shares were cancelled. As of September 30, 2006, there are 33,608,857 shares of common stock outstanding and no preferred stock.

7. EFFECT OF CHANGE OF FOREIGN EXCHANGE RATE

For the quarter ended September 30, 2006, almost all of the Company's sales, purchases and expenses transactions are denominated in RMB and all of the Company's assets and liabilities are also denominated in RMB. The RMB is not traded freely in the foreign exchange market. Instead, the exchange rate against US dollar is closely controlled by the People's Bank of China ("PBC"), the central bank of Chinese government. In July 2005, PBC adjusted the exchange rate tied to the U.S. dollar by 2%, the largest percentage change ever since the current exchange rate system has been in place since 1994. The official exchange rate has been steadily going down since then, which stands at US$1:RMB7.904 at September 30, 2006. The effect of this exchange rate change has caused a translation adjustment of $670,438 for the current period, which is included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations for the Nine and Three Months Ended September 30, 2006 compared to the Nine and Three Months Ended September 30, 2005

Revenue

     The Company generated $5,308,352 in net sales for the nine months ended September 30, 2006, an increase of $1,095,196 or 25.9% as compared to the revenue of $4,213,156 for the nine months ended September 30, 2005. For the three months ended September 30, 2006, net sales totaled $1,857,392, a decrease of $99,191 or 5.1% as compared to net sales of $1,956,583 for the three months ended September 30, 2005. Since the beginning of the year, the Company has been actively pursuing its expansion plan to establish retail outlets in midsized cities. With our sales office established in Beijing, we have been able to attract more vendors and in turn more orders. Our growth in the three months ended September 30, 2006 slowed as more focus was toward the completion of our in-house soybean product manufacturing lines. As the production lines have not come to run on full capacity, we were not able to achieve higher sales in the quarter.

Cost of Sales

     The cost of sales was $2,194,473 for the nine months ended September 30, 2006, an increase of $375,775 or 20.6% as compared to the cost of sales of $1,818,698 for the nine months ended September 30, 2005. The cost of sales was $918,481 for the three months ended September 30, 2006, an increase of $87,598 or 10.5% as compared to $830,883 for the three months ended September 30, 2005.

     The increase in costs of sales during the nine month period ended September 30 is fully attributable to the 25.9% increase in revenues. For the three months ended September 30, despite a decrease in revenues, our cost of sales increased due to the fact that during the same period in 2005, we were able to receive lower prices for the raw materials.

Total Operating Expenses

     Total operating expenses were $404,655 for the nine months ended September 30, 2006, an increase of $102,590 or 33.9% as compared to total operating expenses of $302,065 for the nine months ended September 30, 2005. Total operating expenses were $196,712 for the three months ended September 30, 2006, an increase of $38,802 or 24.6% as compared to total operating expenses of $157,910 for the three months ended September 30, 2005. The increase in operating expenses was principally attributable to the expansion of our operation. Our selling and administrative expenses rose with our higher revenues accordingly. Our increase in operating expenses for the three months ended September 30 is primarily attributed to the set up of our Beijing sales office. We have relocated current employees to Beijing temporarily to oversee the set up of the office and the hiring of new local employees.

Net Income

     Net income for the nine months ended September 30, 2006 increased by $3,255,283 to $4,668,569 from $1,413,286 for the nine months ended September 30, 2005. Net income for the three months ended September 30, 2006 increased by $2,299,141 to $2,958,786 from $659,645 for the three months ended September 30, 2005. Overall increase in income before income taxes for the nine months period can be mainly attributed the expansion of our sales network. Despite achieving lower sales totals for the three month period, we were able to record higher earnings as a result of the partial operating of our soybean product manufacturing lines. Additionally, we were granted the status of a Foreign-Invested Enterprise ("FIE") as we became wholly owned by an US public company during the period ended September 30, 2006. In accordance with applicable Chinese Law, the Company is therefore eligible for an exemption of income tax in PRC for the first two profitable years and a 50% income tax reduction for the next three years. The income tax exemption and reduction can be applied retroactively. In our case, this exemption is applied to fiscal years 2004 and 2005. As result of this change, the Company recognized a total of $2,402,098 as income tax benefit in this period. Meanwhile, the Company accrued $417,508 U.S. federal income tax payable for the income earned for the period since the Company's Chinese subsidiary was acquired.

Liquidity and Capital Resources

     As of September 30, 2006, the Company had cash and cash equivalents of $67,950, as compared to $34,903 at December 31, 2005. As of September 30, 2006, the Company had working capital of $3,504,435, as compared to $350,934 as of December 31, 2005.

     Net cash provided by operating activities totaled $861,849 for the nine months ended September 30, 2006, a decrease of $ 3,420,475 or 79.8%, as compared to cash provided by operating activities of $4,282,324 for the nine months ended September 30, 2005. The decrease in net cash provided by operating activities was primarily due to the expansion in our business throughout the nine month period and the increased demand in working capital as a result. In addition, since the Company was granted the status of Foreign Invested Enterprise (FIE), it is eligible for an exemption of income tax for its first two profitable years thereafter. As a result, the Company has no longer been accruing taxes payable since the second quarter of 2006. The Company inventory levels have also increased in 2006 compared to 2005 as a result of the establishment of its in house production facilities.

     Net cash used in investing activities totaled $920,210 for the nine months ended September 30, 2006, an increase of $475,123 or 106.7%, as compared to $445,087 for the nine months ended September 30, 2005. This increase can be attributed to the investments we made in the construction of our soybean-based products manufacturing lines.

     Net cash used in financing activities totaled $110,854 for the nine months ended September 30, 2006, as compared to $23,304 provided for the nine months ended September 30, 2005.

     This amount was attributed to the payment of the principal balance of a three-year loan from the local government which matures on October 31, 2006. The $23,304 received in 2005 was a grant from the local government to support the development of farming industries which we had been classified as at the time.

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

     We do not foresee any event or uncertainty nor is there any evidence in consumer demand or confidence that would reflect any trend to impact our short-term or long-term liquidity. By selling products through retail outlets and also franchise bases, the Company limits the commitments it must make to suppliers related to the manufacture of its products. In short, the Company only manufactures products based upon fully paid existing orders or orders partially paid with deposits. Using this mechanism, the Company has limited the amount of inventory it keeps on hand. The Company funds its operations internally or through contributions by management as reflected in the additional paid in capital. The only source of external financing is through government loans. Currently, the Company has a note payable of $99,798 from a three year loan from the Harbin Forestry Bureau set to mature on October 31, 2006.

     The construction of our production plants is financed internally through cash on hand and contributions by the management as reflected in additional paid in capital. We do not have any material external commitments for these capital expenditures.

Off-Balance Sheet Arrangements

     We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

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

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports of Form 8-K.

          (a) Exhibits

          31.1 Certification  pursuant to Section  302 of Sarbanes  Oxley Act of
               2002


          32.1 Certification  pursuant to Section  906 of Sarbanes  Oxley Act of
               2002

          (b)  Reports of Form 8-K None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                   CHINA YINGXIA INTERNATIONAL, INC.

                   By: /s/ Yingxia Jiao
                       ----------------
                       Yingxia Jiao
                       Chief Executive Officer,
                       Chief Financial Officer


Date:    November 20, 2006