Form 10KSB
period 2006-12-31
China Yingxia International, Inc.
filed 2007-04-02
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-15893

CHINA YINGXIA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0664961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harbin Yingxia Industrial Co., Ltd, No.300, Xidazhi Street Nangang, Harbin Heilongjiang	F4 150001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	86 451 86310948

c/o American Union Securities 100 Wall Street 15th Floor New York, NY	10005
(Address of principal agent offices)	(Zip Code)

Agent’s telephone number, including area code:	(212) 232-0120

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $8,401,711

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of December 31, 2006: $14,680,348.

Number of shares of the registrant’s Common Stock outstanding as of March 30, 2007: 33,608,857.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “CYXI”, or "Company" refer to the consolidated operations of China Yingxia International, Inc., a Florida corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.    Description of Business.

Business Development

We were incorporated in Florida on May 6, 1996, as RCA Trading Co. and changed our name to Agronix, Inc. on June 18, 2001. From then until May 12, 2006, we operated our business through our wholly-owned subsidiary American Waste Recovery, Inc. (“AWR”), which was in the business of acquiring and developing technologies that convert organic wastes into agricultural products such as growth substrates, organic fertilizer, soil amendments and other value added agri-products, and developing a technology that is used to recover chemical commodities from organic waste for a wide variety of industries such as agriculture, food, oil and gas, paper, clothing and pharmaceuticals.

On May 12, 2006, we acquired as our wholly-owned subsidiary Warner Nutraceutical International, Inc., a Delaware corporation (“WNI”) operating its business through its wholly-owned subsidiary Harbin Yingxia Industrial Group Co., Ltd. (“Yingxia”), a People’s Republic of China company primarily engaged in the development, production and sale of health food products such as soybean meals and drinks, cactus based foods, rice products, and beauty cosmetics (the “Reverse Merger”). Pursuant to the Agreement of Merger and Plan of Reorganization dated May 10, 2006, we issued to WNI shareholders 54,811,475 shares of common stock, par value $0.001 per share, and 1,473,649.074 shares of Class A Preferred Stock, par value $0.001 per share, of which each share was convertible into five hundred (500) shares of common stock, in consideration for a cash payment of $289,000 and all the outstanding shares of WNI. In connection with the Reverse Merger, we appointed Yingxia Jiao as our Chairman, Chief Executive Officer and Chief Financial Officer. After the closing, we had outstanding 100,000,000 shares of Common Stock and 1,473,649.074 shares of Class A Preferred Stock, of which each share was convertible into five hundred (500) shares of common stock. On July 7, 2006, we changed our name to China Yingxia International, Inc., and on July 21, 2006 we changed our stock symbol to CYXI, effectuated a 24.9:1 reverse split of our capital stock and converted to common stock all outstanding shares of Class A Preferred Stock. Since May 12, 2006, we operate our business through Yingxia.

On September 13, 2006, we sold to Brian Hauff, our former President and Director, the entire equity interest in AWR for $180,000.

Our Business

Overview and Business Model

Through our wholly-owned subsidiary Yingxia, we engage in the development, production, and sale of health food products, including soybean meals and drinks, cactus based foods, rice products, and beauty cosmetics, which are sold throughout Japan, Malaysia, Hong Kong, Macao, and China. Yingxia’s health food products have a historical and cultural background. One principal that runs through the over 6,000-year history of Chinese medicine is “food and medicine come from a common source”. For thousands of years, Chinese people have been using selected foods to enhance health, cure diseases, and achieve longevity. Recent western medical technology also confirms that many Chinese medicines have various degrees of disease prevention and anti aging effects.

We have established a business model that includes research, planting, production, deep processing, storage, and sales, which allows us to control all aspects of the business, including the technology content of the product, supply of raw material, quality of production and management of customer relationships.

Our Principal Products and Services

Using raw materials from agricultural crop bases located in the Heilongjiang province, our products and services are divided into six (6) categories:

▪	Personal care products.
▪	Organic rice products.
▪	Nestle™ products.
▪	Soybean-based foods and drinks,
▪	Longgu golden millet and enriched products, and
▪	Cactus-based powders and herbal supplements.

Personal Care Products

As the income of the Chinese middle-class increases with the development of the Chinese economy, the Company has begun to market these products to meet the growing demands of its franchisees. These products range from air and water purifier devices to bath and shower-head faucets.

Air Purifiers

Using electrostatic precipitator, the air purifiers are used to eliminate bacteria, mold, and spores in the air through with its electric field. Airbone particles are charged and then trapped on oppositely charged collectors. The effectiveness of the device is due to the electric field created. The product neutralizes germs with its electrostatic field and the by-product ozone which is found inside the units.

    Water Purifiers

The water purifiers mount directly onto household faucets. These multiple stage water filter provides water with reduced levels of microbiological impurities while still leaving the beneficial fluoride in the water itself. .

Organic Rice Products

    Growth in domestic demand for organic products has been driven by rising incomes urban areas. The China Green Food Development Center (“CGFDC”) is the agency that sets the organic food standards. The CGFDC was established in November 1992, under the jurisdiction of the Chinese Ministry of Agriculture. In China, the CDFDC awards two Standards: A and AA. The A standard does permit some use of synthetic agricultural chemicals, while AA is more strigent, but still allows the use of certain chemicals. The Company has been marketing both types of organic rice products including the rice itself and prepared foods and meals.

Nestle™ Products

    In 2006, the Company commenced selling Nestle™ products including chocolate, instant cereal meals, and coffee through its wholly owned and proprietarily owned franchise retail outlets.

Soybean Products

Nutritional value of soybean:

▪	High protein content;
▪	High content of unsaturated fatty acid;
▪	High contents of lecithin, therefore soybean is often recommended as the ideal food to prevent and cure coronary heart disease, hypertension, arteriosclerosis, and etc;
▪	Zero cholesterol: it is the only food that has high protein and almost zero cholesterol;
▪	Rich in calcium;
▪	Rich in Vitamin B, especially Vitamin B2; and
▪	High contents of phosphor, natrium, kalium and other minerals.

Our soybean products include:

▪	Organic Soybean Milk,
▪	Instant Soybean Meal,
▪	Soybean Salad,
▪	Soybean Vegetable Meat,
▪	Soybean Chocolate.

Millet Products

Millet contains multiple nutritional elements that are required by the human body. In addition millet contains high percentages of carbohydrate, protein, Vitamin B, and other minerals. It also contains protein amino acids, methionine and tryptophan.

Our millet products include:

▪	Refined Longgu Golden millet;
▪	Superfine Longgu Golden millet powder; and
▪	Functional MT millet-fruit-vegetable energy bars.

Cactus Products

Because of unique natural conditions, Mexico grows six hundred types of cactus, which are used by local peoples as fruit, medicine, vegetable, and even dye. It is now not only an indispensable vegetable crop for the Mexican people, it has also become a stable crop in North America, Latin America, and even in Africa and Europe.

In 1997, the Chinese Ministry of Agriculture sent a trading group to Mexico, and decided to import its cactus breed.

Cactus contains a large number of nutritional elements that are beneficial to the human body. It contains 18 types of amino acids, including malic acid, amber acid, and a variety of microelements that are needed by the human body. Cactus helps to prevent such diseases as obesity, hypertension, high blood fat, high blood sugar, and other coronary heart disease. It also helps to relieve stress and depression caused by the fast paced modern life style. Mexico, where cactus has been a staple food crop for over 200 years, has the lowest incidence rates of cancer diseases according to the WHO.

Cactus has strong adaptability, and has a long fruiting period. Thus, growing cactus can achieve low costs and high returns.

Our cactus products include:

▪	Super micro cactus dry powder;
▪	Cactus prescribed liquid;
▪	Cactus anti-inflammation tablets;
▪	Cactus nourishment tablets; and
▪	Cactus weight-loss products.

Market

With the drastic increase of personal income and living standards in China, consumers are becoming increasingly health conscious. It has also become a worldwide trend for people to choose natural, ecologically friendly and nutritional food products over other food products.

The Chinese health food industry started in the 1980’s, with over a thousand different types of health food and manufacturers, and total annual sales reaching $250 million. By 1990, there were about 2,000 types of products, over 2,000 manufacturers, and annual sales reaching $1.2 billion. In 1994, there were 4,000 types of products, and over 3,000 manufacturers.

Since 1998, the health food industry experienced unprecedented high growth. Sales of health food were $2.5 billion in 2001, $5 billion in 2003, and predicted to reach $12.5 billion by 2008.

Expenditure on health products grew at an annual rate of 17%. According to the market research company “Quatech China”, the size of Chinese health food market exceeded $4.1 billion by the end of 2000, and is currently approaching $5 billion. By 2009, market size is expected to reach $12.4 billion.

Characteristics of Chinese Health Food Market

1.	Companies are small:

Currently there are over 3,000 health food companies in China with total annual production over $6.2 billion. 1.45% of these companies have capital over $12.5 million, 38% are mid-sized companies with capital between $6.2 and $12.5 million, 48.05% with capital between $12,500 and $6.2 million and the remaining 12.5% are workshop style companies with capital less than $12,500. These statistics show that the majority of Chinese health food manufacturers are small to mid sized companies. The Company has a comparative advantage in capital and scale compare to other health food companies.

2.	Research and Development (R&D) expenditures are low:

Traditionally there have not been many advances in technology in the Chinese fast food market. Currently R&D expenditure only account for 5.8% ($488,404)of the total sales revenues.. In general, the companies lack the competitive advantage in technology present in the international market.

Yingxia has gathered strong technology resources in product R&D, and uses advanced processing technology in production. Yingxia has become a modern enterprise that develops high tech and high functional health food.

3.	Marketing focus from product sales to health consulting:

Health food sales have been transitioning from simple product sale to health consulting. Yingxia has developed a business model in which its sales force will act as consultants to customers.

Distribution Methods of the Products and Services

The Company sells its products through the use of franchise stores and regional distribution centers. Franchise stores are categorized as flagship stores and retail outlets. Flagship stores are defined as large standalone stores located in larger metropolitan cities. Retail outlets are defined as smaller stores within department stores or shopping malls. The regional distribution centers are primarily used to market products in addition to generating sales. Demonstrations are performed and one on one explanation of the products and the usage is available on a daily basis. As of December 31, 2006, the Company sold products through a total of 18 distribution centers, 42 flagship stores, and 440 retail outlets. The distribution centers report directly to the Company for instructions and guidance related to the demonstration and displays of products. Each of three entities is wholly owned by the proprietors, not by the Company. The Company sells directly to both the distribution centers and franchise stores. However, as the franchise stores are spread out throughout the country, the distribution centers are the main sources for servicing and maintaining inventory for the franchise stores.

Competition

The Chinese nutritional foods market was estimated to be approximately $5 billion dollars in the year 2003. The Company estimates that by the end of 2006, the market has grown by roughly $9 billion and forecasts continued growth of $12.5 billion by 2009. The industry on a whole is fragmented and primarily consists of small to mid sized firms. With thousands of manufacturers and even more types of products, no single company controls a 10% market share for the country. Within provinces and cities, market shares are more concentrated, but still divided among numerous firms. The Company through networks and contacts developed over decades of doing business in the Harbin region, has gained wide acclaim and brand loyalty. The Company enjoys competitive advantages of operations size and manufacturing capacity. More 60% all firms in the industry are small workshop-type operations with total net assets of less than $5 million dollars.

While, only about 1.45% of the firms are comparable to the Company with net assets which exceed $15 million dollars. To compete in a fragmented market, the Company has engaged in various modes of promotion and marketing of its products. It has used mainstream media channels consisting of advertisements in newspapers, consumer and industry magazines, and television demonstration and information shows.

Sources and Availability of Raw Materials

Yingxia has fully taken advantage of the valuable agriculture environment of the Heilongjiang province, which produces 40% of the soybeans in China. The province has an annual soybean output of over 5 million tons. Heilongjiang has 36 million acres of “black soil” which enriched with nutrients and nitrogen compounds not found in other regions of China. The “black soil” allows for the higher quality harvest of millet and wheat. We plant and harvest the raw materials on our facilities. In addition, the Company also purchases raw materials from local farmers. Since the raw materials are bought from the farmers on an individual basis, there is no reliance on a single entity or group for the Company’s raw materials.

Dependence on One or a Few Customers

We do not depend on one or a few customers. Our customer base is a wide distribution of clients which include regional distribution centers, franchise stores, and sales agents. No single customer represents 5% or more of our revenues.

Our health food products have a large potential market in China, due to the large number of potential consumers.

The Company’s target consumer bases are:

1.
Patients of diabetic, high blood pressure, arteriosclerosis and other diseases: in China, there are 60 million patients suffering from diabetic and 120 million from high blood pressure. Due to the stressful lifestyle and environmental pollution, 75% of the Chinese population is in sub-healthy condition (a status between healthy and unhealthy), most of whom are white collar workers.

2.
Seniors: there are 300 million seniors in China, and likely to exceed 400 million by 2050. 66% of these seniors, which account for 20.8% of the Chinese population, have one or more types of diseases. Yingxia’s products are anti-aging, anti-tumor, and can diminish inflammation for these seniors needing nutritional health food options.

3.
Children and women: parents are keen on buying health food for their children to help increase their immune systems. The products are also appealing to women for their benefits during child bearing periods, as well as their cosmetic and dieting benefits.

Development Strategy

The Company will focus on the development of new types of nutritional heath food products. The Company also plans to purse product diversification by entering industries such as cosmetics, biomedicine, chemicals and agriculture, in order to diversify risks and increase returns on investment.

Sales and Marketing

We will engage in both direct and agent sales. Domestically, sales and marketing will focus on more developed, coastal cities where dispensable income is high; these areas are the Bohai region, the Yangtze River Delta region, and the Pearl River Delta region. We currently market our products through a network of approximately 500 wholly owned and franchised retail outlets. Approximately 440 stores are owned by franchisees.

Internationally, we will strive first to enter less restricted trading countries such as Southeast Asia, Russia, and the Middle East. We will then enter European Union, North America, Japan, and Korea after obtaining trading permissions.

We will strive to promote our products and brand image, through television and radio advertising, co-sponsoring health food conferences, and hosting a health seminar on television. We also plan to develop E-commerce as soon as possible to quickly respond to customer demand on the web.

Patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts.

We have the following patent and trademark registrations, and copyrights, for our products:

▪	Patent on the manufacturing method for general nutritional supplements:
Chinese patent no.: ZL 01113870.X.
Granted August 4, 2004; good for 20 years

▪	Patent for cactus based nutritional drinks:
Chinese patent no.: ZL 01113871.8
Granted 6/2/04; good for 20 years

▪	Patent on the manufacturing method for weight loss supplements:
Chinese patent no.: ZL01113869.6
Granted 11/3/04: good for 20 years

▪	Trademarks on China Yingxia including logos and use of name.

▪	Copyrights on product brand names.

Need for Government Approval of Principal Products or Services

Since the Company’s products are marketed as nutritional supplements sold as foods and not medicines, the government regulation is minimal towards the approval to market and sell the products. The Company sells some of its products including the Longgu millet and soybean based products under the “Green Food” label. This label is approved by the State Farming Department to represent products of low pesticide residue and integrated pest management systems. The “Green Food” label is a distinction recognizing the Company’s products. The label is not required to gain approval to manufacture or sell the products.

Effect of Existing or Probable Government Regulations on Business

The Company does not foresee any government regulation to interfere or affect the course of operations in the near and immediate future.

Research and Development

The Company has internal research and development capabilities. The Company developed the Cactus dry powder and deep process technology, Longgu golden rice and deep process technology, and MT corn, fruit and vegetable functional food processing technology. The Company owns all of the intellectual property rights.

The Company also partners with Australian KING International Co., Ltd, which owns a patent in a leading soybean deep processing technology. The Company maintains close cooperative relationship with research resource at such institutions as Northeastern Agricultural University, Harbin Medical University, Heilongjiang Traditional Chinese Medicine and Pharmacology University. The Company will continue to leverage its technology advantage in Chinese medicine R&D and its research resource at its Post Doctorial Station, increase technology investment, and develop functional health food products with the concept of “Food and medicine from common source”, and will protect its R&D results with registered patents.

Notwithstanding the aforesaid, the Company has spent $488,404 and $0 on R&D expenditures for the years ended December 31, 2006 and 2005 respectively.

Cost and Effects of Compliance with Environmental Laws

Through the course of its operating history, the Company has complied with all environmental regulations. These laws on a whole do not have a material effect on the Company’s operations.

Employees

As of December 31, 2006, we had 180 employees, 8 of which are officers, and 24 of which are in scientific research.

Item 2.    Description of Property.

The Company’s wholly owned facilities include office space, store fronts, storage areas, manufacturing space, and workshops totaling 54,600 square meters located in Harbin, Heilongjiang province of North China. For manufacturing purposes, there is 16,300 square meters of space which include workshops dedicated to soybean process, millet process and cactus process, and other facilities. Our facilities have the capacity to manufacture 60,000 tons of soybean, 90,000 tons of millet, and 1,500 tons of cactus powder annually.

Item 3.    Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is currently quoted on the OTCBB under the symbol “CYXI”. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years and the subsequent interim period. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	Closing Bid
YEAR 2005	High Bid	Low Bid
1st Quarter Ended March 31	$0.053	$0.021
2nd Quarter Ended June 30	$0.044	$0.010
3rd Quarter Ended September 30	$0.1125	$0.021
4th Quarter Ended December 31	$0.075	$0.035
YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31	$0.090	$0.036
2nd Quarter Ended June 30	$0.095	$0.050
3rd Quarter Ended September 30	$2.020	$0.061
4th Quarter Ended December 31	$2.000	$1.020
YEAR 2007	High Bid	Low Bid
Period Ended March 9	$2.150	$1.740

Holders

As of March 30, 2007 in accordance with our transfer agent records, we had 235 record holders of our Common Stock, holding 33,608,857 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

Except as previously disclosed in our quarterly reports on Form 10-QSB and current reports on Form 8-K, we did not sell or issue any shares of stock during the fourth quarter of 2006.

Equity Compensation Plan Information

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Results of Operations

For the Fiscal Year Ended December 31, 2006 as Compared to the Fiscal Year Ended December 31, 2005

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2006 and 2005:

	2006	2005

Revenues	$8,401,711	$6,184,469

Cost of Goods Sold	3,835,017	3,002,989

Gross Profit	4,566,694	3,181,480

Operating Expenses
Selling, general and administrative	1,739,221	422,318
Research & Development	488,404

Income before other Income and (Expenses)	2,339,069	2,759,162

Other Income and (Expenses)
Economic development grant	-	24,413
Interest income	431	316
Other income	138	122
Interest expense	-	(4,754)
Other expense	(176)	(45,407)
Total other income and (expenses)	393	(25,310)

Income Before Income Taxes (Benefit)	2,339,462	2,733,852

Provision for Income Taxes (Benefit)	(3,000,795)	893,907

Net Income	5,340,257	1,839,945

Other Comprehensive Income:
Foreign currency translation adjustment	568,889	357,365

Comprehensive Income	$5,909,146	$2,197,310

Revenues

Revenues for the year ended 2006 were $8,401,711, an increase of 35.85% or $2,217,242 over revenues for the year ended 2005. The increase in revenues is primarily due to the introduction of the following new products: organic rice products, Nestle products, and assorted personal care products. 56% of increase in revenue stems from the nutritional foods including the organic rice products and the mix of Nestle products including chocolate, coffee, and instant cereal meals. The remaining 44% of revenue increase is attributed to our personal care products including air and water purifiers, and shower heads. In total, the total number of products we sell through our wholly owned retail outlets and franchisee owned outlets increased from 82 in 2005 to 186 in 2006.

Cost of Goods Sold and Gross Profit

    Cost of goods sold was $3,835,017 for the year ended December 31, 2006, compared to $3,002,989 for the year ended December 31, 2005. As a percentage of revenues, cost of goods sold was 45.65% for the year ended December 31, 2006, compared to 48.56% for the year ended December 31, 2005. We were able to lower cost of goods sold as a percentage of revenues as a result of our introduction of a new mix of products with lower costs of associated with the raw materials and cost of production.

    Our gross profit for the year ended December 31, 2006 was $4,566,694, as compared to $3,181,480 for the same period in 2005. Gross margins increased to 54.35% in 2006 compared to 51.44% in 2005 as a result of the increase in new products. Despite strategically discounting the prices of new products to our franchisees in an effort to gain consumer recognition, we were able to recognize a $1,385,214 increase or 2.91% increase year on year in gross profit. This is significant to the Company and is wholly attributable to the higher margins of our new product mix.

Selling and General Administrative Expenses, and R&D

    Selling and general administrative expenses increased from $422,318 in the year ended December 31, 2005 to $1,739,221 in the year of 2006, representing a 311.82% increase. We incurred a one-time expense of $850,000 in going public through a reverse merger in 2006. Excluding this one-time expense, our operational selling and general administrative expenses totaled $889,221or an increase $466,903or 110.55% year on year. This increase in selling and general administrative is attributed to our increase in sales of 35.85% year on year. In addition, with the introduction of the new product mix, we started a marketing campaign focused heavily on media advertising which in turn resulted in higher advertising costs. Lastly, research and development expenses totaled $488,404. This ramp up in R&D expenditures is a necessary step in securing the future of our internally developed products.

Other Comprehensive Income

Other Comprehensive income increased to $568,889, or 59.19% in the year ended December 31, 2006 compared to the year ended December 31, 2005 of $357,365. This increase is completely due to the foreign currency translation adjustment.

Income Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriated tax adjustments. In 2006, the Company has obtained its foreign-owned entity (“WOFE”) status upon completion of the reverse acquisition.

According to the Provisional Regulations of the People ’ s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company was granted the status of WOFE and therefore is exempt from income tax from January 1, 2004 through December 31, 2007. The Company has also been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010.

The Company has recognized the previously accrued income taxes in the amount of $3,000,795 as income tax benefits in the Statement of Income for the year ended December 31, 2006.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

    Our EBITDA for the year ended December 31, 2006 totaled $2,339,462, a decrease of 14.43% from $2,733,852 for the year ended December 31, 2005. The decrease is primarily due to one time $850,000 going public expense as part of our general and administrative expenses. Excluding the costs associated with going public, EBITDA for the year ended December 31, 2006 totaled $3,189,069, representing a 15.58% increase compared to the year ended December 31, 2005. This increase is relatively lower compared to our 35.85% increase in revenues to the heavy discounting of new products in an effort to gain market awareness and acceptance. In addition, our R&D expenses increased to $488,404 compared to $0 in 2005. Although this R&D expense lowered our EBITDA, it has set the foundation for securing the Company's internal product development.

 Net Income

Our net income for the year ended December 31, 2006 totaled $5,340,257, an increase of 190.24% from $1,839,945 for the year ended December 31, 2005. The increase is primarily due to the income tax benefit we received as a result of achieving WOFE status. The tax benefit represented $3,000,795 or 53.52% of our total net income.

Liquidity and Capital Resources

Cash

Our cash and cash equivalents balance at December 31, 2006, was $77,867, representing an increase of $42,964, or 123%, compared with our cash balance of $ 34,903 at December 31, 2005. The increase was mainly attributable to the increase in our collection of account receivables and other receivables.

Cash Flow 2006 Compared to 2005

    Cash flows from operations during 2006 amounted to $8,424,577representing an increase of approximately 217.81% compared with cash flows from operations of $2,650,824 in 2005. The increased cash flow was due primarily to the increase of our net income by 190.24%, to $5,340,257 in the year of 2006, compared with net income of $1,839,945 in the year of 2005. The increased cash flow was also due in part to a decrease in advances to suppliers by $3,510,157 during 2006, due to our better control over payment to our suppliers. These increases were partly offset by a decrease in our accounts payable of $150,335 and increases in our inventories of $929,194 during 2006, which resulted from our expanded scale of operations, which required support of increased sales and production activities and additional demands on working capital.

    Our cash flows used in investing activities amounted to $8,800,779 in the year ended December 31, 2006. We used $1,937,126 for the purchase of plant and equipment including our soybean-based foods manufacturing facility. Compared to 2005, our cash flows used in investing activities increased by $7,635,519, which is attributed primarily to the purchase of property and equipment and the construction in process which totaled $5,736,099.

    Our cash flows from financing activities amounted to $210,652 in the year of 2006 compared to $1,761,209 in 2005. Our sole financing activity was paying off a note payable in the amount of $210,652 as compared to 2005 when we paid out dividends to shareholders in the amount of $1,780,010.

Working Capital

    Our working capital increased by $3,582,493 or 1020.85% to $1,568,573 at December 31, 2006, as compared to $350,934 at December 31, 2005, primarily due to our decrease of taxes payable in the amount of $2,934,115 as a result of obtaining our foreign-owned entity (“WOFE”)status upon completion of the reverse merger acquisition and $2,764,599 in loans to related parties. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the company's products. As of the date of this report, $922,592 has been collected and the remaining balance is expected to be fully repaid by the end of the second quarter of 2007.

    We currently generate our cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months.

Currency Exchange Fluctuations

    All of Company's revenues and majority of the expenses in 2006 were denominated primarily in Renminbi ("RMB"), the currency of China, and was converted into US dollars at the exchange rate of 7.944 to 1. In the third quarter of 2005, the Renminbi began to rise against the US dollar. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $568,889. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Contractual and Other Obligations

The Company has no long-term liabilities, or purchase commitments, operating leases, or other capital commitments as of December 31, 2006.

Critical Accounting Policies

Estimates Affecting Accounts Receivable and Inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company's accounts receivable and inventories.

Accounts Receivables

Accounts receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers. An allowance for doubtful accounts has been established in the amounts of $199,971 for the year ended December 31, 2006.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads. We maintain no statutory reserve for our inventory as we believe only a non-material, if any amount of inventory will not be sold at cost to the Company.

Policy Affecting Recognition of Revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 104. Under this policy, The Company recognizes revenue on product sales when products are delivered and the title passes to the customers and collection is reasonably assured.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.    Financial Statements.

Our financial statements begin on page F-1 below.

CHINA YINGXIA INTERNATIONAL, INC.
(FORMERLY AGRONIX, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

CHINA YINGXIA INTERNATIONAL, INC.
(FORMERLY AGRONIX, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
China Yingxia International, Inc. (Formerly Agronix, Inc.)
Harbin, PRC

We have audited the accompanying consolidated balance sheet of China Yingxia International, Inc., as of December 31, 2006 and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Yingxia International, Inc., as of December 31, 2006 and the results of its operations, changes in stockholders’ equity, and cash flows for each of the two years then ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC
Gibbsboro, New Jersey

March 14, 2007

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$77,867
Accounts receivable - net of allowance for doubtful accounts of $199,971	1,315
Inventory	1,112,102
Prepaid expenses	95,479
Other receivables	346,775
Advances to suppliers	445,254
Loans to related party	2,764,599
Total Current Assets	4,843,391

Property and equipment, net of accumulated depreciation of $2,381,268	14,990,594

Other assets:
Land use right, net	294,079
Total Other Assets	294,079

Total Assets	$20,128,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$349,499
Accrued expenses and other payables	560,465
Total Current Liabilities	909,964

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; - 0 - shares
outstanding at December 31, 2006	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
33,608,857 shares issued and outstanding at December 31, 2006	33,609
Additional paid-in capital	7,324,772
Accumulated other comprehensive income	928,708
Statutory reserves	901,463
Retained earnings-unappropriated	10,029,548
Total Stockholders' Equity	19,218,100

Total Liabilities and Stockholders' Equity	$20,128,064

See accompanying notes to the consolidated financial statements.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
CONSOLIDATED STATEMENTS OF INCOME

	2006	2005

Revenues	$8,401,711	$6,184,469

Cost of Goods Sold	3,835,017	3,002,989

Gross Profit	4,566,694	3,181,480

Operating Expenses
Selling, general and administrative	1,739,221	422,318
Research and development	488,404	-
Income before other Income and (Expenses)	2,339,069	2,759,162

Other Income and (Expenses)
Economic development grant	-	24,413
Interest income	431	316
Other income	138	122
Interest expense	-	(4,754)
Other expense	(176)	(45,407)
Total other income and (expenses)	393	(25,310)

Income Before Income Taxes (Benefit)	2,339,462	2,733,852

Provision for Income Taxes (Benefit)	(3,000,795)	893,907

Net Income	5,340,257	1,839,945

Other Comprehensive Income:
Foreign currency translation adjustment	568,889	357,365

Comprehensive Income	$5,909,146	$2,197,310

Basic and diluted income per common share	$0.33	$0.49

Weighted average number of common shares	17,157,810	3,735,066

See accompanying notes to the consolidated financial statements.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Common Stock		Additional	Accumulated Other		Retained
	par value $0.001		par value $.001		Paid-in	Comprehensive	Statutory	Earnings -	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Reserves	Unappropriated	Income	Total

Balance, January 1, 2005	-	$-	38,191,197	38,191	7,301,279	2,454		$5,530,819		$12,872,743

Issuance of common stock			6,996,847	6,997	(6,997)					-

Recapitalization on reverse acquision	1,473,649	1,473	54,811,956	54,812	(56,285)					-

Reverse split 24.9:1	(1,414,466)	(1,414)	(95,983,936)	(95,984)	97,398					-

Additional capital contributed					18,801					18,801

Comprehensive income
Net income								1,839,945	1,839,945	1,839,945
Other comprehensive income, net of tax
Foreign currency translation adjustments						357,365			357,365	357,365
Comprehensive income									2,197,310

Dividends paid on common stock								(1,780,010)		(1,780,010)

Adjustment to statutory reserve							854,152	(854,152)		-

Balance, December 31, 2005	59,183	59	4,016,064	$4,016	$7,354,196	$359,819	$854,152	$4,736,602		$13,308,844

Convervsion of Preferred Stock	(59,183)	(59)	29,592,793	29,593	(29,424)					110

Additional capital contributed										-

Comprehensive income
Net income								5,340,257	5,340,257	5,340,257
Other comprehensive income, net of tax
Foreign currency translation adjustments						568,889			568,889	568,889
Comprehensive income									5,909,146

Adjustment to statutory reserve							47,311	(47,311)		-

Balance December 31, 2006	-	$-	33,608,857	$33,609	$7,324,772	$928,708	$901,463	$10,029,548		$19,218,100

See accompanying notes to the consolidated financial statements.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

		2006	2005

Cash Flows From Operating Activities:
Net income		$5,340,257	$1,839,945
Adjustments to reconcile net income to net cash
provided by operating activities	:
Depreciation and amortization		542,807	317,186

Changes in operating assets and liabilities:
Accounts receivable		675,403	(589,724)
Inventory		(929,194)	1,329,731
Other receivable		2,759,017	(276,038)
Advances to suppliers		3,510,157	(2,139,587)
Prepaid expenses		(91,457)	(4,022)
Accounts payable		(150,335)	(83,410)
Taxes payable		(2,934,115)	1,516,137
Unearned revenue		-	(56,185)
Accrued expenses and other payables		(297,963)	796,791

Cash provided by operating activities		8,424,577	2,650,824

Cash Flows From Investing Activities:
Purchase of property and equipment		(1,937,126)	(508,368)
Purchase of land use right		(300,081)	-
Loan to related parties		(2,764,599)	-
Additions to construction in process		(3,798,973)	(656,892)

Cash (used in) investing activities		(8,800,779)	(1,165,260)

Cash Flows From Financing Activities
Capital contributions		-	18,801
Payment of note payable		(210,652)	-
Dividends paid		-	(1,780,010)

Cash (used in) financing activities		(210,652)	(1,761,209)

Effect of exchange rate changes on cash and cash equivalents		629,818	234,632

Increase (Decrease) in cash and cash equivalents		42,964	(41,013)

Cash and Cash Equivalents - Beginning of year		34,903	75,916

Cash and Cash Equivalents - Ending of year		$77,867	$34,903

Supplemental disclosures of cash flow information
During the year, cash was paid for the following:
Interest		$-	$4,754
Taxes		$-	$7,150

See accompanying notes to the consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yingxia International, Inc. (the “Company” or “China Yingxia”) was incorporated in the State of Florida on May 6, 1996 and formerly known as Agronix, Inc. (“Agronix”).

On May 12, 2006, the Company entered into a share exchange agreement with Warner Nutraceutical International, Inc. (‘WNI”), which is the parent company to Harbin Yingxia Business Group Co, Ltd. ("Yingxia"). Pursuant to the share exchange agreement, the Company issued to WNI shareholders 54,811,475 shares of Common Stock, par value $0.001 per share, and 1,473,649.074 shares of Class A Preferred Stock, par value $0.001 per share, of which each share is convertible into five hundred (500) shares of the Company’s Common Stock. As a result of the transactions, there has been a change in control of the Company as the shareholders of WNI became the majority shareholders of the Company.

For accounting purpose, the transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, WNI and its subsidiary are treated as the continuing entity for accounting purposes. Following the merger, Agronix filed a Certificate of Amendment and changed its name to China Yingxia International, Inc.

On July 21, 2006, the Company’s board of directors approved a reverse stock spilt on both common stock and preferred stock. Each 24.9 shares of the Company's Common Stock and Class A Preferred Stock were converted into one (1) share of Common Stock and one (1) share of Class A Preferred Stock, respectively. Simultaneously, all of the preferred shares were converted into common shares at ration of 1 to 500 and the preferred shares were cancelled. As of December 31, 2006, there are 33,608,857 shares of Common Stock outstanding and no Preferred Stock.

The Company operates its business through its wholly-owned subsidiary Harbin Yingxia Business Group, Ltd. (" Harbin Yingxia"), a joint stock corporation organized and existing under the laws of the People's Republic of China (“PRC”) in 1998. Harbin Yingxia is engaged in the development, manufacture and distribution of organic nutritional food products and dietary supplements. Relying on the raw materials produced in the soybean production base, green cactus production base and organic millet production base, Yingxia produces and distributes hundreds of serial products of high quality, high nutrition, and high added value.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiary, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiary to present them in conformity with US GAAP.

The acquisition of WNI on May 12, 2006 has been accounted for as a purchase and treated as a reverse acquisition which was described in Note 1 - Organization and description of business.

Principles of consolidation

The consolidated financial statements of China Yingxia International, Inc. include the accounts of the Company and its wholly owned subsidiaries, WNI and Harbin Yingxia. All significant inter-company balances and transactions are eliminated in consolidation.

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

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers. An allowance for doubtful accounts has been established in the amount of $191,971 for the year ended December 31, 2006.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Land use right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years. The amortization expense for the year ended December 31, 2006 was $6,002.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. The cost of the Cactus Seedlings is based on the appraised cost evaluated by an independent appraisal firm in accordance with the applicable laws and regulations concerning the property evaluation in the People’s Republic of China. Maintenance and repairs are charged to expense as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of 5-10 years. The depreciable life for the Cactus Seedlings is estimated to be 10 years.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services. Advances were also made for the purchase of the materials and equipment of the Company’s construction in progress. The final phase of the construction is not completed. As such, no amortization was made for the years ended December 31, 2006.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

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

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday (See Note 8) expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

Revenue recognition

The Company recognizes revenue on product sales when products are delivered and the title passes to the customers and collection is reasonably assured.

Cost of Revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of revenues

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

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

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

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

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in accumulated other comprehensive income. There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Research and Development

Research and development costs are related primarily to the Company developing its intellectual property. Research and development costs are expenses as incurred.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of December 31, 2006.

New accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “ Accounting for Certain Hybrid Financial Instruments ” . SFAS No. 155 amends SFAS No 133, “ Accounting for Derivative Instruments and Hedging Activities ” , and SFAF No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ” . SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company ’ s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets ” ( “FAS 156 ”), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity ’s fiscal year that begins after September 15, 2006, with early adoption being permitted. This statement is effective as of the beginning of the Company ’ s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value , establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

3. INVENTORY

Packing Materials	$97,910
Finished Goods	1,014,192
Total	$1,112,102

No allowance for inventory was made for the year ended December 31, 2006.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31, 2006:

Machinery & Equipment	$2,408,497
Automobiles	316,046
Cactus Seedlings	6,135,956
Sub total	8,860,499
Less: Accumulated Depreciation	(2,381,268)
Construction in progress	8,511,363

Total property, plant & Equipment, net	$14,990,594

Depreciation expense for the years ended December 31, 2006 and 2005 was $ 536,805 and $312,432, respectively

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and new office building project. All construction costs associated with this project are accumulated and capitalized as construction in progress. The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into services. No depreciation is provided until it is completed and ready for its intended use. For the years ended December 31, 2006 the costs involved with construction in progress amounted to $8,511,363.

5. OTHER RECEIVABLES

Other receivables represent cash advances to employees and sales representatives for normal business purposes. Other receivables, net of an allowance of $271,607, for the year ended December 31, 2006 were $346,775.

6. RELATED PARTY LOANS

As of December 31, 2006, the Company has loans receivable from related parties in the amount of $ 2,764,599. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and have no fixed repayment dates. All these loans are expected to be fully repaid upon demand.

The management of the Company has been making the efforts to collect these loans. As of the date of this report, $922,592 has been collected and the remaining balance is expected to be fully repaid by the end of the second quarter of 2007. No allowance is considered necessary at this time.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

7. LAND USE RIGHT

All land in the People’s Republic of China is government owned and can not be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company acquired land use rights during 2005 for the amount of $300,081 but did not receive the land use certificate until 2006. The Company has the right to use the land for 50 years and amortized the Right on a straight line basis of the 50 years.

Amortization expense for the years ended December 31, 2006 and 2005 was $6,002 and - 0 -, respectively.

8. INCOME TAXES

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriated tax adjustments. In 2006, the Company has obtained its foreign-owned entity (“WOFE”) status upon completion of the reverse acquisition.

According to the Provisional Regulations of the People ’ s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company was granted the status of WOFE and therefore is exempt from income tax from January 1, 2004 through December 31, 2007. The Company has also been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010.

The Company has recognized the previously accrued income taxes in the amount of $3,000,795 as income tax benefits in the Statement of Income for the year ended December 31, 2006.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the year ended December 31, 2006:

U.S. Statutory rates	34%
Foreign income not recognized in USA	(34%)

China income taxes	- 0 -
Income tax benefit recognized	(3,000,795)

Total income taxes provision (benefit)	$(3,000,795)

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

9. STATUTORY RESERVES

Pursuant to the laws of People’s Republic of China, the Company is required to maintain certain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserves include surplus reserve fund, common welfare fund and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is generally required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. However, the laws exclude the companies owned by foreign entities. The Company’s operating subsidiary, Harbin Yingxia, became a foreign owned entity in 2006 upon acquisition by the Company. Therefore, it is exempted from making any more mandatory reserves. It is at the management’s discretion whether to make any additional reserves. For the year ended December 31, 2006, the Company elected to make $31,540 to this reserve.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years ’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. Making any additional common welfare reserve becomes voluntary for the Company because its foreign entity status. For the year ended December 31, 2006, the Company elected to make $15,770 to this reserve.

This fund can only be utilized on capital items for the collective benefit of the Company ’ s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund during 2006.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

9. STATUTORY RESERVES (Continued)

The following represents the accumulated balances of the appropriations as of December 31, 2006:

Surplus Reserve	$600,975

Common Welfare Reserve	300,488

Total	$901,463

10. STOCKHOLDERS’ EQUITY

Upon the completion of the reverse acquisition on May 12, 2006, the Company had 93,,003,153 outstanding shares of Common Stock, 1,473,469 shares of Class A Preferred Stock, of which each share is convertible into five hundred (500) shares of common stock.

On May 26, 2006, the Company's board of directors had proposed a 1 to 24.9 reverse stock split on both the common stock and preferred stock, subject to shareholder approval. On July 21, 2006, the proposal was approved by the Company's shareholders, each 24.9 shares of the Company's Common Stock and Class A Preferred Stock were converted into one (1) share of Common Stock and one (1) share of Class A Preferred Stock, respectively. Simultaneously, all of the preferred shares were converted into common shares and the preferred shares were cancelled. As of December 31, 2006, there are 33,608,857 shares of common stock outstanding and no preferred stock. There were no other shares issued in 2006.

 11. COMMITMENTS AND CONTINGENCIES

The Company ’ s operations are carried out in the PRC. Accordingly, the Company ’ s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC ’ s economy.

The Company ’ s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company ’ s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

11. COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China, the central bank of China. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

12. SUBSEQUENT EVENTS

On February 3, 2007, the Company entered into an exclusive agreement with Chinese Agricultural Academy of Science (“CAAS”) to develop a new variety of rice grains with low glucose aimed to help people with diabetes. CAAS agrees to transfer its patented know-how to the Company for approximately $640,000 and to work with the Company to select suitable places for planting and to provide technical assistances. The project is currently in progress as planned.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in our Form 8-K filed May 19, 2006, effective as of May 19, 2006, we dismissed Dale Matheson Carr-Hilton LaBonte (“DMCL”) as our independent registered public accounting firm, and engaged Josephs, Levine & Company, LLC (“BJL”) as our new independent registered public accounting firm. The change in independent registered public accounting firm was not the result of any disagreement with DMCL.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.
None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 30, 2007.

Name	Age	Position	Date Appointed Director

Yingxia Jiao	54	President, Chief Executive Officer, Chief Financial Officer and Chairman	May 12, 2006

Gerald Montiel	60	Director	February 8, 2007

Dr. Zhaobo Wang	51	Director	February 8, 2007

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years (and, in some instances, for prior years).

Yingxia Jiao became our Chief Executive Officer, Chief Financial Officer and Director upon consummation of the Reverse Merger on May 12, 2006. She graduated from Harbin University of Chinese Medicine in 1997 and is a certified nutritionist of Heilongjiang province. She had many years experience in the medical field and hospital management before she founded the Yingxia group in 1998. She still serves as its President and CEO. Since October 2000, she has served as Vice Chairman of the Senior Welfare Foundation of Heilongjiang. Since August 2002, she has also served as the Vice Chairman of the Safe Food Association of Heilongjiang. In addition, since June 2004, she has served as the Vice Chairman of the Association of Corporate Management of Heilongjiang.

Gerald Montiel was appointed as an independent Director on February 8, 2007 and serves on the Nominating and Corporate Governance Committee, the Compensation Committee, and as Chairman of the Audit Committee. Mr. Montiel was the founder and Chairman of the Board and Chief Executive Officer of Dickie Walker Marine, Inc., a Nasdaq traded company, since inception in October 2000 until May of 2006, and Chief Financial Officer since inception until February 2002. In 1987, Mr. Montiel co-founded Ashworth, Inc., a Nasdaq traded company, and served as its President and Chief Executive Officer from its inception until 1995, and as Chairman of the Board from its inception until his retirement from Ashworth in 1998. Mr. Montiel graduated from Colorado State University with a Bachelor of Arts with an emphasis in Marketing. He was recognized as its Honored Alumni of the Year in 1994.

Dr. Zhaobo Wang was appointed as an independent Director on February 8, 2007 and serves on the serve on the Nominating and Corporate Governance Committee. Dr. Wang is a distinguished educator with business experience. Dr. Wang has been a professor of Operations Management/Business Statistics of Fairleigh Dickinson University (FDU) since 1992. He established the Chinese American Business Institute at FDU where he serves as the first director. Dr. Wang was elected as the first ever Asian-American school board member of Edison Township. Dr. Wang received his Ph.D. in Operations Management in 1992 and MBA in Management Information Systems in1990 from Rutgers University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

The Company has an audit committee charter. The audit committee: (i) appoints the Company's independent auditors and monitors the independence of the Company's independent auditors; (ii) reviews the Company's policies and procedures on maintaining its accounting records and the adequacy of its internal controls; (iii) reviews management's implementation of recommendations made by the independent auditors and internal auditors; (iv) considers and pre-approves the range of audit and non-audit services performed by independent auditors and fees for such services; and (v) reviews and votes on all transactions between the Company and any of its officers, directors or other affiliates.

Gerald Montiel serves as Chairman of the Audit Committee and is an independent director.

Code of Ethics

On May 12, 2006 pursuant to the Reverse Merger, we adopted a new Code of Ethics that applies to our principal executive officer and principal financial officer. This new Code of Ethics replaces the prior Code of Ethics adopted November 12, 2003 and is attached as Exhibit 14.1.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth in U.S. dollars all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Yingxia Jiao,(1)	2006	12,000	0	0	0	0	0	0	12,000
Chief Executive Officer,	2005	10,000	0	0	0	0	0	0	10,000
Chief Financial Officer,
President

Brian Hauff,(2)	2006	0	0	0	0	0	0	0	0
Chief Executive Officer,	2005	118,958	0	0	0	0	0	0	118,958
Chief Financial Officer,
President

(1)
Ms. Jiao was appointed as our President, Chief Executive Officer and Chief Financial Officer on May 12, 2006 pursuant to the Reverse Merger. Prior to the Reverse Merger, she earned $10,000 as an officer of Yingxia.

(2)	Mr. Hauff resigned as President, Chief Executive Officer and Chief Financial Officer on May 12, 2006 pursuant to the Reverse Merger.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

None of our executive officers have employment agreements.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Subsequently, on February 8, 2007 we entered into independent director agreements with Dr. Wang and Mr. Montiel which set forth their duties as an independent director and the terms of compensation. Pursuant to the terms of the agreement, the Company agreed to pay to Dr. Wang and Mr. Montiel a fee of $1,500 and $3,000, respectively, for each formal Board and Committee meeting in which the director participates, either in person or by teleconference and an aggregate value of $20,000 per annum in the form of restricted shares of the Company’s common stock, calculated based on the average closing price per share for the five (5) trading days preceding and including January 1 of such year.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 30, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Yingxia Jiao(1)	15,848,800	47.16%

Common Stock	Dr. Zhaobo Wang(1)	--	--

Common Stock	Gerald Montiel(1)	--	--

Common Stock	Lantin Deng(3)	4,801,600	14.29%

Common Stock	Fuling Jiao(4)	2,216,000	6.59%

Common Stock	All officers and directors as a group (3 in number)	20,650,400	61.45%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is Harbin Yingxia Industrial Co., Ltd, No.300, Xidazhi Street Nangang, Harbin Heilongjiang  F4 150001.

(2) Based on 33,608,857 shares of Common Stock issued and outstanding as of March 30, 2007.

(3) The address for this beneficial owner is Harbin Yingxia Industrial Co., Ltd, No.300, Xidazhi Street Nangang, Harbin Heilongjiang  F4 150001.

(4) Fuling Jiao is the father of Yingxia Jiao.

Item 12.    Certain Relationships and Related Transactions.

We issued loans totaling $793,968 to related parties, Yingxia Jiao our CEO and CFO ($352,591) and her father Fulin Jiao ($441,377). These loans have been fully repaid as of December 31, 2006.

We also issued loans totaling $2,764,599 to affiliates, Harbin Technology Trading Co., Ltd.($192,027), Harbin Luse Xianhe Scientific Development Co, Ltd.($256,275), Yingxia Franchise Stores (individually owned) ($1,121,446), Heilongjiang Zhonglong Medicine Group ($480,516), Other affiliates totalled ($714,335).

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

2.1	Agreement of Merger and Plan of Reorganization among Agronix, Inc., Agronix Acquisition Corp., and Warner Nutraceutical International, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed May 12, 2006

3.1.1	Articles of Incorporation	Incorporated by reference to Form 10-SB filed May 17, 2000

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-SB filed May 17, 2000

3.1.3	Amendment to Articles of Incorporation	Filed herewith

3.1.4	Certificate of Designation of Class A Preferred Stock	Incorporated by reference as Exhibit 10.1 to Form 8-K filed May 12, 2006

3.2	Bylaws	Incorporated by reference to Form 10-SB filed May 17, 2000

10.1	Subsidiary Purchase Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K filed May 12, 2006

14.1	Code of Ethics	Filed herewith

21.1	Subsidiaries	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

    For the Company’s fiscal years ended December 31, 2006 and 2005, we were billed approximately $50,000 and $21,000 for professional services rendered for the audit and review of our financial statements filed with the Securities and Exchange Commission for our years ended December 31, 2006 and 2005, respectively.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YINGXIA INTERNATIONAL, INC.

Date: April 2, 2007	By:	/s/ Yingxia Jiao
YINGXIA JIAO
President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yingxia Jiao YINGXIA JIAO	President, Chief Executive Officer, Chief Financial Officer and Chairman	April 2, 2007

/s/ Gerald Montiel GERALD MONTIEL	Director	April 2, 2007

/s/ Dr. Zhaobo Wang DR. ZHAOBO WANG	Director	April 2, 2007