Form 10QSB
period 2007-03-31
China Yingxia International, Inc.
filed 2007-05-15
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-QSB
_____________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 000-30790

CHINA YINGXIA INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0664961
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

Harbin Yingxia Industrial Co., Ltd, No.300, Xidazhi Street Nangang, Harbin Heilongjiang F4 150001
(Address of principal executive offices)

86 451 86310948
(Issuer’s telephone number)

c/o American Union Securities 100 Wall Street 15th Floor New York, NY 10005
(Address of principal agent offices)

(212) 232-0120
(Agent’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

 The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2007 is 33,608,857 shares of common stock.

CHINA YINGXIA INTERNATIONAL, INC.
FORM 10-QSB

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CYXI”, “China Yingxia” or "Company" refer to the consolidated operations of China Yingxia International, Inc., a Florida corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

CHINA YINGXIA INTERNATIONAL, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

TABLE OF CONTENTS

Page(s)
Condensed Consolidated Balance Sheet as of March 31, 2007
(Unaudited)	F-2

Condensed Consolidated Statements of Income (Loss) for the Three Months
Ended March 31, 2007 and 2006 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2007 and 2006 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-11

CHINA YINGXIA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$955,671
Accounts receivable	1,464
Inventory	1,290,152
Other receivables	648,906
Advances to suppliers	611,737
Loans to related party	2,499,553
Total Current Assets	6,007,483

Property and equipment, net of accumulated depreciation
of $2,572,653	15,174,193

Land use right, net	392,659

Total Assets	$21,574,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,007,017
Unearned revenue	1,295
Taxes payable	34,857
Accrued expenses and other payables	558,042
Total Current Liabilities	1,601,211

Total Liabilities	1,601,211

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; - 0 - shares
outstanding at March 31, 2007	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
33,608,857 shares outstanding at March 31, 2007	33,609
Additional paid in capital	7,324,378
Accumulated other comprehensive income	1,132,987
Statutory reserves	901,463
Retained earnings	10,580,687
Total Shareholders' Equity	19,973,124

Total Liabilities and Stockholders' Equity	$21,574,335

The accompanying notes are an  integral part of the condensed consolidated statements

CHINA YINGXIA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	For Three-Months Ended
	March 31,
	2007	2006

Sales	$1,657,891	$178,898

Cost of Sales	790,106	186,738

Gross Profit (Loss)	867,785	(7,840)

Operating Expenses
Selling, general and administrative	316,603	106,063

Operating income (loss)	551,182	(113,903)

Other (Expenses)	(43)	(28)

Income (Loss) Before Income Taxes	551,139	(113,931)

Provision for Income Taxes	-	-

Net Income (Loss)	$551,139	$(113,931)

Basic and diluted income (loss) per common share	$0.016	$(0.003)

Basic and diluted weighted average common shares outstanding	33,608,857	45,188,044

The accompanying notes are an  integral part of the condensed consolidated statements

CHINA YINGXIA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$551,139	$(113,931)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	166,442	123,232

Changes in operating assets and liabilities:
Accounts receivable	(151)	48,527
Inventory	(178,050)	(38,690)
Other receivable	(302,131)	(458,004)
Advances to suppliers	(166,483)	(901,566)
Prepaid expenses	95,479	4,022
Accounts payable	657,518	(183,627)
Unearned revenue	1,295	-
Taxes payable	34,857	57,971
Accrued expenses and other payables	(2,423)	1,668,069

Cash provided by operating activities	857,492	206,002

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,811)	-
Purchase of land use right	(98,579)	-
Collections on loans to related party	265,046	-
Additions to construction in process	(280,360)	(146,831)

Cash used in investing activities	(115,704)	(146,831)

Effect of exchange rate changes on cash and cash equivalents	136,016	71,693

Increase in cash and cash equivalents	877,804	130,864

Cash and Cash Equivalents - Beginning	77,867	34,903

Cash and Cash Equivalents - Ending	$955,671	$165,767

Supplemental disclosures of cash flow information:

1 Interest paid	$-	$-
2 Income Taxes paid	$-	$-

The accompanying notes are an  integral part of the condensed consolidated statements

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1. ORGANIZATION AND BASIS OF PRESENTATION

China Yingxia International, Inc. (the “Company” or “China Yingxia”) was incorporated under the laws of State of Florida on May 6, 1996 and formerly known as Agronix, Inc. (“Agronix”).

The Company operates its business through its wholly-owned subsidiary Harbin Yingxia Business Group Co., Ltd. (“Harbin Yingxia”), a Chinese company primarily engaged in the development, production and sales of organic agricultural by-products and nutritional health food products. Harbin Yingxia has several lines of products including organic food and produce, nutritional supplements, health care products and skin and beauty care products.

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial statements are unaudited; however, in the opinion of China Yingxia, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes that the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Harbin Yingxia Business Group Co., Ltd. All significant inter-company transactions and balances have been eliminated in consolidation.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

ADVANCE TO SUPPLIERS

Advance to suppliers represent the payments made and recorded in advance for goods and services. Advances were also made for the purchase of the materials and equipment of the Company’s construction in progress. The final phase of the construction is not completed. As such, no amortization was made.

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

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company was granted the status of wholly foreign-owned entity (“WFOE”) and therefore is exempt from income tax from January 1, 2004 through December 31, 2007. The Company has also been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010. As a result of this tax exemption, no income tax was accrued for the quarter ended March 31, 2007.

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company’s operations in China is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 144. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. This standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at March 31, 2007:

Machinery & Equipment	$2,410,581
Automobiles	352,206
Cactus Seedlings	6,192,337
Sub total	8,955,124
Less: Accumulated Depreciation	(2,572,653)
Construction in progress	8,791,722

Total property, plant & Equipment, net	$15,174,193

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3. PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expense for the three months ended March 31, 2007 and 2006 was $166,442 and $123,232, respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and new office building project. All construction costs associated with this project are accumulated and capitalized as construction in progress. The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into services. No depreciation is provided until it is completed and ready for its intended use. As of March 31, 2007, the costs involved with construction in progress amounted to $8,791,722.

4. RELATED PARTY LOANS

As of March 31, 2007, the Company has loans receivable from related parties in the amount of $ 2,499,553. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and have no fixed repayment dates. All these loans are expected to be fully repaid upon demand.

The management of the Company has been making the efforts to collect these loans. As of the date of this report, $922,592 has been collected and the remaining balance is expected to be fully repaid by the end of the second quarter of 2007. No allowance is considered necessary at this time.

5. STOCKHOLDERS' EQUITY

Upon the completion of the reverse acquisition on May 12, 2006, the Company had 93,003,153 outstanding shares of Common Stock, 1,473,469 shares of Class A Preferred Stock, of which each share is convertible into five hundred (500) shares of common stock.

On May 26, 2006, the Company's board of directors had proposed a 1 to 24.9 reverse stock split on both the common stock and preferred stock, subject to shareholder approval. On July 21, 2006, the proposal was approved by the Company's shareholders, each 24.9 shares of the Company's Common Stock and Class A Preferred Stock were converted into one (1) share of Common Stock and one (1) share of Class A Preferred Stock, respectively. Simultaneously, all of the preferred shares were converted into common shares and the preferred shares were cancelled. As of March 31, 2007, there are 33,608,857 shares of common stock outstanding and no preferred stock. There were no other shares issued in the first quarter of 2007.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

6. COMMITMENTS AND CONTINGENCIES

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

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

Results of Operations

For the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006:

Revenue

The Company  generated  $1,657,891  in net sales for the three months  ended March  31, 2007,  an  increase  of  $1,478,993 or 826% as compared to the revenue of  $178,898  for the three months ended  March 31, 2006. As we continue our development plan to increase the number of franchisees who sell our products, we have been able to realize a significant increase in net sales base upon the increased number of franchisees in our distribution network. With both the calendar new year and the Lunar New Year occurring in the first quarter, our sales have traditionally experienced the seasonality trends and been lower compared to any other quarter of the year. Even with the seasonality factor due to extended holidays and extended vacations, we were able to experience significantly higher net sales due in part to our increased number of franchisees and also greater variety of product mix.

Cost of Sales

The cost of sales was  $790,106  for the three months ended  March 31, 2007,  an  increase  of  $603, 368 or 323% as  compared to the cost of sales of $186,738  for the three months ended  March 31, 2006.  The increase in costs of sales during the three month period ended March 31 is fully attributable to the 826% increase in revenues. During the period ended March 31, 2006, as we were still expanding our franchisee base, we experienced higher cost of sales as a result of heavier discounts offered to new franchisees and fewer products with relatively lower margins compared to the same period in 2007. During the period ended March 31, 2007, with a greater number of franchisees to distribute our increased number of products through, we saw significant increases in both net sales and cost of sales.

Total Operating Expenses

Total operating  expenses were $316,603 for the three months ended March 31, 2007,  an increase  of   $210,540 or 198% as  compared to total  operating expenses of  $106,063  for the three  months  ended  March 31, 2006.  The  increase  in operating  expenses  was  principally  attributable  to  the  expansion  of  our operations. Our selling and administrative expenses rose with our higher revenues accordingly. Compared to the same period in 2006, in 2007 we experienced greater costs associated with the increased number of franchisees and also costs with the general and administrative expenses related to our newly completed company campus in Harbin.

Net Income

Net income for the three months ended March 31, 2007 increased to $551,139 from a net loss of $113,931 for the three months ended March 31, 2006. Overall increase in income before income taxes for the three months period can be mainly attributed the expansion of our franchise sales network. Without approximately 400 additional franchisees at March 31, 2007 compared to at March 31, 2006, we experienced higher net sales and in turn higher net income.

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash and cash equivalents of $955,671, as compared to $ 77,867 at December 31, 2006. As of March 31, 2007, the Company had working capital of $ 4,406,272, as compared to $3,933,427 as of December 31, 2006.

Net cash provided by operating activities totaled $857,492 for the three months ended March 31, 2007, a increase of $651,490 or 316%, as compared to cash provided by operating activities of $206,002 for the three months ended March 31, 2006.  The increase in net cash from operations is due to the increase in net income which increased to a net income of $665,070 compared to a net loss of $113,931 in the same period year on year, the change in accounts payables of $657,518 provided compared to $183,627 used in operating activities year on year, and the change in accrued expenses and other payables of $2,423 used in compared to $1,668,069 provided by operating activities year on year. Cash used in inventory also increased from $38,690 to $178,050 as we added over 100 new products at the period ended March 31, 2007 compared to March 31, 2006.

Net cash used in investing activities totaled $115,704 for the three months ended March 31, 2007, an decrease of $31,127 or 21%, as compared to $146,831 for the three months ended March 31, 2006. During the three month period ended March 31, 2007, we were able to collect loans from related parties which resulted in overall lowered cash used in investing activities.

Net cash used in financing activities were nil for the three months ended March 31, 2007 as compared to nil for the three months ended March 31, 2006.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

To the best of our knowledge, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Title of Document

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA YINGXIA INTERNATIONAL, INC.

Date: May 15, 2007	By:	/s/ Yingxia Jiao
Yingxia Jiao
Chief Executive Officer, Chief Financial Officer