Form 10QSB
period 2007-06-30
China Yingxia International, Inc.
filed 2007-08-14
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-QSB
_____________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2007

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

Harbin Yingxia Industrial Co., Ltd, No.300, Xidazhi Street Nangang, Harbin Heilongjiang China 150001
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
Yes	[ x ]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No [ x ]

 The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2007 is 35,674,657 shares of common stock.

CHINA YINGXIA INTERNATIONAL, INC.
FORM 10-QSB

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CYXI”, “China Yingxia” or "Company" refer to the consolidated operations of China Yingxia International, Inc., a Florida corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007  AND  2006
(UNAUDITED)

CHINA YINGXIA INTERNATIONAL, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

TABLE OF CONTENTS

Page(s)

Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	3

Condensed Consolidated Statements of Income for the Six Months And Three Months Ended June 30, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-10

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$100,296
Inventory	2,004,655
Other receivables	1,619,877
Advances to suppliers	3,809,850
Loans to related party	1,565,923
Total Current Assets	9,100,602

Property and equipment, net of accumulated depreciation
of $2,779,156	15,419,531

Land use right, net	396,361

Total Assets	$24,916,494

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,597,108
Unearned revenue	1,314
Taxes payable	48,397
Accrued expenses and other payables	519,281
Total Current Liabilities	2,166,100

Total Liabilities	2,166,100

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authroized; - 0 - shares
outstanding at June 30, 2007	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
33,608,857 shares outstanding at June 30, 2007	33,609
Additional paid in capital	7,324,877
Accumulated other comprehensive income	1,455,699
Statutory reserves	901,463
Retained earnings	13,034,746
Total Shareholders' Equity	22,750,393

Total Liabilities and Stockholders' Equity	$24,916,494

The accompanying notes are an integral part of the condensed consolidated statements

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six-Month Ended June 30,		Three-Month Ended June 30,
	2007	2006	2007	2006

Sales	$6,867,039	$3,450,960	5,227,933	$3,270,876

Cost of Sales	3,099,185	1,275,992	2,317,113	1,089,255

Gross Profit	3,767,855	2,174,968	2,910,820	2,181,621

Operating Expenses
Research & Development Expense	134,739	-	135,452	-
Selling, general and administrative	628,236	207,943	311,605	119,009

Operating income	3,004,880	1,967,025	2,463,763	2,062,612

Other Income and Expenses	318	(25,297)	364	(24,720)

Income Before Income Taxes	3,005,198	1,941,728	2,464,127	2,037,892

Provision for Income Taxes	-	-	-	-

Net Income	$3,005,198	$1,941,728	$2,464,127	$2,037,892

Basic and diluted income per common share	$0.09	$0.52	$0.07	$0.55

Basic and diluted weighted average common shares outstanding	33,608,857	3,735,066	33,608,857	3,735,066

The accompanying notes are an integral part of the condensed consolidated statements

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2006

		2007	2006
		(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income		$3,005,198	$1,941,728
Adjustments to reconcile net income to net cash
	provided by (used in) operating activities:
	Depreciation and amortization	337,794	272,549

	Changes in operating assets and liabilities:
	Accounts receivable	1,314	45,026
	Inventory	(892,553)	(593,277)
	Other receivable	(1,273,102)	(583,024)
	Advances to suppliers	(3,364,596)	(1,364,467)
	Prepaid expenses	95,479	(6,543)
	Accounts payable	1,247,610	(167,266)
	Unearned revenue	1,314	-
	Taxes payable	48,397	48,140
	Accrued expenses and other payables	(41,184)	773,734
	Cash provided by (used in) operating activities
		(834,331)	366,600

Cash Flows From Investing Activities:
	Purchase of property and equipment	(57,864)	(109,568)
	Purchase of land use right	(102,282)	-
	Collections on loans to related party	1,198,676	-
	Additions to construction in process	(545,353)	(278,136)

	Cash provided by (used in) investing activities	493,176	(387,704)

Cash Flows From Financing Activities:
	Payment of notes payable	-	(111,982)

	Cash used in financing activities	-	(111,982)

Effect of exchange rate changes on cash and cash equivalents		363,584	154,584

Increase in cash and cash equivalents		22,429	21,498

Cash and Cash Equivalents - Beginning		77,867	37,903

Cash and Cash Equivalents - Ending		$100,296	$56,401

Supplemental disclosures of cash flow information:

1	Interest paid	$-	$25,545
2	Income Taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated statements

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company was granted the status of wholly foreign-owned entity (“WFOE”) and therefore is exempt from income tax from January 1, 2004 through December 31, 2007. The Company has also been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010. As a result of this tax exemption, no income tax was accrued for the three and six months ended June 30, 2007.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at June 30, 2007:

Machinery & Equipment	$2,482,559
Automobiles	357,351
Cactus Seedlings	6,302,062
Sub total	9,141,972
Less: Accumulated Depreciation	(2,779,156)
Construction in progress	9,056,715
Total property, plant & Equipment, net	$15,419,531

Depreciation expense for the six months ended June 30, 2007 and 2006 was $337,794 and $272,549, respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and new office building project. All construction costs associated with this project are accumulated and capitalized as construction in progress. The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into services.  No depreciation is provided until it is completed and ready for its intended use. As of June 30, 2007, the costs involved with construction in progress amounted to $9,056,715.

4. RELATED PARTY LOANS

As of June 30, 2007, the Company has loans receivable from related parties in the amount of $1,565,923. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and have no fixed repayment dates. All these loans are expected to be fully repaid upon demand.

The management of the Company has been making the efforts to collect these loans. During the six months ended June 30, 2007, a net amount of $1,198,676 has been collected and the remaining balance is expected to be fully repaid by the end of 2007. No allowance is considered necessary at this time.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

5. STOCKHOLDERS' EQUITY

Upon the completion of the reverse acquisition on May 12, 2006, the Company had 93,003,153 outstanding shares of Common Stock, 1,473,469 shares of Class A Preferred Stock, of which each share is convertible into five hundred (500) shares of common stock.

On May 26, 2006, the Company's board of directors had proposed a 1 to 24.9 reverse stock split on both the common stock and preferred stock, subject to shareholder approval. On July 21, 2006, the proposal was approved by the Company's shareholders, each 24.9 shares of the Company's Common Stock and Class A Preferred Stock were converted into one (1) share of Common Stock and one (1) share of Class A Preferred Stock, respectively. Simultaneously, all of the preferred shares were converted into common shares and the preferred shares were cancelled. As of June 30, 2007, there are 33,608,857 shares of common stock outstanding and no preferred stock. There were no other shares issued for the six months ended June 30, 2007.

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

7. SUBSEQUENT EVENT

On July 16, 2007, The Company completed the sale of 1,000,000 Units of securities to a total of 3 investors. Each "Unit" included two shares of common stock and one common stock purchase warrants exercisable at $1.50.

The Units were sold for a price of $2.00 per Unit, yielding gross proceeds of $2,000,000 from the sale of the Units. The Company incurred approximately $20,000 in legal and other expenses. Therefore, the net proceeds of the offering realized by the Company were $1,980,000.

On August 9, 2007 China Yingxia International, Inc. completed another sale of Units of securities to a total of twenty investors. Each Unit consisted of 250,000 shares of common stock and warrants to purchase 125,000 shares of common stock, exercisable at $2.00 per share.

The Units were sold for a price of $250,000 per Unit, yielding gross proceeds of $8,725,130 from the sale of the Units.  After deducting the commissions and legal expenses,  the Company received the net proceeds of $7,590,863 through this offering.

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

Results of Operations

Results of Operations  for the Six and Three Months Ended June 30, 2007 compared to the Six and Three Months Ended June 30, 2006

Revenue

For the three months ended June 30, 2007, net sales totaled $5,227,933, an increase of $1,957,057 or 59.8% as compared to revenues of $3,270,876 for the three months ended June 30, 2006.

This increase is directly attributable to the increase in the number of our distributors and the expansion of our product lines.

During the quarter ended June 30, 2007, our products were sold through approximately 650 franchisees, as compared to 300 during the same period in the prior year. These are franchisees who purchase our products and sell them on an exclusive basis in store fronts or market kiosks. Our initial franchise fee also includes discounted inventory and the designation of an exclusive regional territory to the individual. Franchises are granted on provincial, regional, and township levels.

Our product mix also increased to include personal care products, cosmetics, and nutritional foods including Nestle cereals and drinks. During the same period in 2006, our product mix was limited to cactus based supplements and millet and rice products.

For the six months ended June 30, 2007, net sales totaled $6,867,039, an increase of $3,416,079 or 98.9% as compared to revenues of $3,450,960 for the three months ended June 30, 2006.

This increase is mainly due to the dramatic rise in sales during the first quarter of this yearwhen we realized net sales of $1,657,891 as compared to $178,898 in the first quarter of 2006. Historically, the first quarter of our fiscal year has been the quarter which has accounted for the least revenue in part to the calendar New Year and Lunar New Year causing extended holidays and vacation schedules. We typically show a significant jump in revenues in the second quarter as a result of the return to a normal work schedule.
By the end of the second quarter of 2007, we estimate our distribution network to have reached 650 franchisees. This is approximately an increase of 150 franchisees from the end of December 31, 2006, and an increase of approximately 575 franchisees from the end of December 31, 2005.

We estimate that the 150 newly added franchisees for the six months in 2007 accounted for approximately 11% of total revenues in the six month period. The 425 franchisees added during the fiscal year 2006 accounted for 36% of total revenues, while the 75 franchisees we maintained at the end of fiscal year 2005 accounted for approximately 44% of total revenues. We define an active franchisee as an individual or entity that places reorders within a three month period. Given that definition, we estimate our franchisee retention rate to exceed 90%.

Cost of Sales

The cost of revenue was $2,317,113 for the three months ended June 30, 2007, an increase of $1,227,888 or 112.7% as compared to $1,089,255 for the three months ended June 30, 2006.

Our cost of sales in the quarter increased at a higher rate than net sales. Among the reasons for the faster growth in cost of goods sold include the fact that the number of Stock Keeping Units increased from approximately 60 to 190. New products have significantly added to total revenues, but many of the new products we added have lower margins than our original products. On average, our cactus based nutraceutical products which we have been selling since inception have gross margins of upwards of 60% while the products we added in the second half of 2006 and early 2007 including the personal care items, Nestle foods and drinks, and millets and other health foods carry on the low end gross margins of 30% and on the high end gross margins of 40%. We expect the new products to be introduced in the second half of 2007 including organic rice and soybean milk and other food products to have margins on average to be higher than the products we added in the second half of 2006.

The cost of revenue was $3,099,185 for the six months ended June 30, 2007, an increase of $1,823,193 or 142.9% as compared to the cost of revenue of $1,275,992 for the six months ended June 30, 2006.

As mentioned earlier, with the addition of new products, we experienced higher cost of sales. During the first half of 2006, we estimate that cactus related products accounted for approximately 70% of total revenues while during the same period in 2007, cactus related products accounted of roughly 49% of total revenues. During this period, nutritional foods and supplements accounted for approximately 28% of revenues, while the balance of revenues is distributed among cosmetics (3%), personal care products (12%), and Nestle products (8%). As we move away from the heavy concentration of cactus based products, our cost of sales increased accordingly with the addition of the new nutraceutical foods.

Total Operating Expenses

Total operating expenses were $447,057 for the three months ended June 30, 2007, an increase of $328,048 or 275.6% as compared to total operating expenses of $119,009 for the three months ended June 30, 2006.

Our operating expenses are divided into research and development expenses and selling and general and administrative expenses. Research and development expenses were associated with our in-house testing and analysis of current supplement products and the application of tests toward new health related products. In the same period in 2006, we did not conduct any in-house research and development. We note that research and development expenses in the three month period ended June 30, 2007 totaled $135,452 while for the entire six month period ended June 30, 2007, the expenses totaled $134,739. This is due to the use of different average currency calculation rates used in the translation of the Chinese currency, RMB, to US dollar currency. The average exchange rate for the three month period was approximately 7.78 RMB/1 USD while the average exchange rate for the six month period was approximately 7.82 RMB/1 USD. Therefore, in reality, the total research and development expenses were the same in both periods.

Total operating expenses were $762,975 for the six months ended June 30, 2007, an increase of $555,032 or 266.9% as compared to total operating expenses of $207,943 for the six months ended June 30, 2006.

Overall, selling and general and administrative expenses increased in correlation with the increase in revenue, the increase in the number of franchisees, and with the increased expenditures associated with the launch of new products in the second half of the year.

Approximately 56% of these costs were spread out among salaries to employees, travel expenses related to the recruitment and training of new franchisees, internal product inspection costs, and costs associated with investor relations. We added an additional 34 sales and marketing team members to promote our new organic rice and soybean milk and yogurt products to be launched in the second half of 2007. Salaries for new staff personnel and their travel expenses totaled approximately $55,000. Internal product inspection costs totaled $30,000. The fees associated with the investor relations firm engaged in March totaled $34,000 for the six month period. In addition, travel and accommodation expenses to the US for conferences and expositions totaled $7,000. Advertising costs for products to be introduced in the second half of the year included TV commercials and internet advertising. These expenses approximately totaled $131,000. Depreciation expense totaled $337,794 or about 44% of total operating expenses in this six month period.

Net Income

Net income for the three months ended June 30, 2007 increased by $426,235 or 20.9% to $2,464,127 from $2,037,892 for the three months ended June 30, 2006.
Net income in the three month period ended June 30, 2007 increased as a result of the addition of 150 new franchisees and the continued activity of the 500 existing franchisees from the end of 2006.

Net income for the six months ended June 30, 2007 increased by $ 1,063,470 or 54.7% to $3,005,198 from $1,941,728 for the six months ended June 30, 2006.

In the six months ended June 30, 2007, our increase in net income was more dramatic in the first three months where we saw realized net income of $551,139 as compared to a net loss of $113,931. As we became publicly listed in May of 2006, we believe that during the first quarter in 2007, we were able to overcome the stagnancy we typically see during the quarter as a result of the extended holiday schedules in comparison to the first quarter of 2006 when we were still private and were not able to promote ourselves as a public company. This promotion led to the sharp increase of the number of franchisees and in turn increase in revenues which ultimately generated high net income for the Company.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash and cash equivalents of $100,296, as compared to $77,867 at December 31, 2006. As of June 30, 2007, the Company had working capital of $6,934,502, as compared to $3,933,427 as of December 31, 2006.

Net cash flow used in operating activities totaled $834,331 for the six months ended June 30, 2007, as compared to cash provided by operating activities of $366,600 for the six months ended June 30, 2006.

During the six months end June 30, 2007, we underwent a major shift in the scale of our operations. As of May 2007, the Company completed the phase of construction of its new 54,000 square meter campus in Harbin which includes office spaces, manufacturing facilities for its nutritional food products, and its research and development center. Total construction in progress for the facilities has exceeded $9 million and has been financed primarily by our management team.

The Company during this period had significant expenditures in preparation for the official launch of its two new products: organic rice aimed at diabetics and soybean yogurt and milk products in the second half of 2007.

The increase in other receivables by $1,273,102 is due to the establishment of sales and marketing companies for our soybean products and the payment toward the acquisition of the patent a new strain of organic rice. Approximately $526,000 was spent on the creation of sales centers for our soybean milk (Shenzhen Wang Zhan You milk sales center) and organic rice (Jiangsu East River Town Rice sales center). These sales centers are responsible for the management and control of operations for the distribution of these new products. The Shenzhen sales center required approximately $262,000 for the leasing of office space, equipment, working capital, and personnel to establish the Company’s main management center in the southern region for its soybean milk products. The Jiangsu sales center oversees the planting and harvesting of the organic rice along with the marketing force behind the product. The Company expects to realize revenues for these expenditures by the end of 2007.

The increase in inventory by $892,553 is mostly due to the raw materials needed for the processing and packaging of soybean yogurt and milk products. We maintain approximately 1,080 tons of soybeans in our inventory which is valued at $473,684. The packaging materials total approximately $131,578. We estimate by year’s end, at least 800 tons of soybeans will be sold.

An additional $263,000 was paid to Nanjing Agricultural University as part of a deposit for the acquisition of the patent of the W3660 strain of organic rice with lower levels of soluble albumins aimed at diabetics. The total amount to be paid for the patent is $5 million RMB or approximately $657,000 USD. This patent gives the Company exclusive rights in the marketing and use of the new strain of rice.

The increase in advances to suppliers of $3,364,596 is comprised of prepayments we made to farmers to plant and harvest soybeans and rice and other various millet and grains for our nutritional food products and also ongoing additions to production lines at our new campus. Approximately $1,710,526 of the advances to suppliers is prepayments to the farmers. Our arrangement with the farmers consists of written agreements to plant and harvest crops based upon our commitment to pay for the seeds and materials the farmers require in the process. When the farmers sell the harvested crops to us, we deduct the costs of the seeds and materials from the purchase prices. Approximately 1,315,789 of the advances to suppliers is ongoing construction of production lines for our existing and new products at our manufacturing facilities.

The increase in accounts payables of $1,247,610 are due in part to the increase in the added needs of the Company to have third party companies provided the packaging and manufacture of our prepared foods.

Specifically, approximately $307,000 was paid to Yatai Food Company for the processing and packaging of grain noodles and millet crackers.  In general, the Company has the capability to manufacture products with its own equipment for raw goods including the packaging of grains and millet. However, for the preparation of foods including noodles, crackers, wafers and other sorts of processed foods, the Company still heavily depends on third party contractors. Given the major increase in sales and the total number units of products shipped to franchisees, the Company’s account payables increased accordingly.

Net cash provided by investing activitiestotaled $493,176 for the six months ended June 30, 2007, as compared to net cash used in investing activities of $387,704 for the six months ended June 30, 2006.

During the six months ended June 30, 2007, we were able to collect $1,198,676 in loans from various related parties. These parties included loans to individual franchisees who we financed to support their business on a startup level. As part of the terms of the recent capital raised from investors in August 2007, we are required to fully collect these loans to related parties by the end of the calendar year.

Net cash used in financing activities were nil for the six months ended June 30, 2007, as compared to $111,982 for the six months ended June 30, 2006. This amount was attributed to the payment of the principal balance of a three-year loan from the local government.

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: August 14, 2007	By:	/s/ Yingxia Jiao
Yingxia Jiao
Chief Executive Officer, Chief Financial Officer