Form 10QSB/A
period 2006-09-30
China Yingxia International, Inc.
filed 2007-09-20
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT No. 1 to FORM 10-QSB

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
(Issuer’s telephone number)

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

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2006 is 33,608,857 shares of common stock.

CHINA YINGXIA INTERNATIONAL, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.

CHINA YINGXIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,
	2006	2005
	Unaudited
Current assets:
Cash and cash equivalents	$67,950	$34,903
Accounts receivable - net of allowance for doubtful accounts
of $282,496 & $276,678, respectively	289,922	676,717
Inventory	1,019,803	182,908
Prepaid expenses	10,686	4,022
Advances to suppliers	5,773,610	3,955,411
Total Current Assets	7,161,971	4,853,961

Property and equipment, net of accumulated depreciation
of $2,209,129 & $1,783,645, respectively	5,084,797	5,139,729

Other assets:
Construction in progress	5,407,626	4,712,389
Other receivables	4,290,890	3,105,792

Total Assets	$21,945,284	$17,811,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$369,634	$499,833
Income tax payable	417,508	2,402,098
Other taxes (VAT) payable	643,707	532,017
Accrued expenses and other payables	2,126,889	858,427
Notes payable - current portion	99,798	210,652
Total Current Liabilities	3,657,536	4,503,027

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; - 0 - shares
outstanding at September 30, 2006 and December 31, 2005;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
33,608,857 & 3,413,655 shares issued and outstanding at September 30,
2006 and December 31, 2005, respectively;	33,609	3,414
Additional paid-in capital	7,324,378	7,354,857
Accumulated other comprehensive income	670,438	359,819
Retained earnings - Appropriated	883,497	854,152
Retained earnings -Unappropriated	9,375,827	4,736,602
Total Shareholders' Equity	18,287,749	13,308,844

Total Liabilities and Stockholders' Equity	$21,945,284	$17,811,871

CHINA YINGXIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the nine and three months ended September 30, 2006 and 2005

	Nine-Month Ended		Three-Month Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$5,308,352	$4,213,156	$1,857,392	$1,956,583

Cost of Sales	2,194,473	1,818,698	918,481	830,883

Gross Profit	3,113,879	2,394,458	938,911	1,125,700

Operating Expenses
Selling, general and administrative	404,655	302,065	196,712	157,910

Operating income	2,709,224	2,092,393	742,199	967,790

Other Income and Expenses
Interest income	212	233	102	-
Other income	138	24,425	-	24,425
Interest expense	25,595	7,670	50	7,670

Income Before Income Taxes	2,683,979	2,109,382	742,251	984,545

(Benefit) Provision for Income Taxes	(1,984,590)	696,096	(2,216,535)	324,900

Net Income	$4,668,569	$1,413,286	$2,958,786	$659,645

Basic and diluted income per common share	$0.41	$0.41	$0.26	$0.19

Weighted average common shares	11,418,877	3,413,655	11,418,877	3,413,655

CHINA YINGXIA INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$4,668,569	$1,413,286
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	387,978	303,255

Changes in operating assets and liabilities:
Accounts receivable	386,795	81,919
Inventory	(836,895)	1,477,770
Other receivable	(1,185,098)	205,780
Advances to suppliers	(1,818,199)	(861,084)
Prepaid expenses	(6,664)	-
Accounts payable	(130,199)	(96,027)
Unearned revenue	-	(52,422)
Taxes payable	(1,872,900)	772,293
Accrued expenses and other payables	1,268,462	1,037,554

Cash provided by operating activities	861,849	4,282,324

Cash Flows From Investing Activities:
Purchase of property and equipment	(224,972)	(29,777)
Additions to construction in process	(695,237)	(415,310)

Cash used in investing activities	(920,210)	(445,087)

Cash Flows From Financing Activities:
Proceeds from grants	-	24,304
Payment of notes payable	(110,854)	-

Cash provided by (used in) financing activities	(110,854)	24,304

Effect of exchange rate changes on cash and cash equivalents	202,262	179,025

Net Increase in cash and cash equivalents	33,047	4,040,566

Cash and Cash Equivalents - Beginning of Period	34,903	75,916

Cash and Cash Equivalents - Ending of Period	$67,950	$4,116,482

Supplemental disclosures of cash flow information:

Interest paid	$25,595	$7,670

Income Taxes paid	$-	$-

CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.  DESCRIPTION OF THE COMPANY

China Yingxia International, Inc. (the “Company” or “China Yingxia”) was incorporated under the laws of State of Florida on May 6, 1996 under the original name RCA Trading Co., and the Company later changed its name to Agronix, Inc. (“Agronix”).

On May 12, 2006, Warner Nutroceutical International, Inc. (“WNI”) merged with and into Agronix pursuant to an Agreement of Merger and Plan of Reorganization (“Agreement”) dated May 10, 2006. Agronix was the surviving entity and subsequently changed its name to China Yingxia International, Inc. on July 12, 2006. Pursuant to the agreement, the Company issued to WNI shareholders 54,811,475 shares of Common Stock, par value 0.01 per share, and 1,473,649.074 shares of Class A Preferred Stock, par value $0.01 per share, of which each share is convertible into five hundred (500) shares of common stock, in consideration for a cash payment of $289,000 and all the outstanding shares of WNI, at the effective time of the merger, were canceled.

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

CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advance to suppliers

Prepaid expenses represent the payments made and recorded in advance for goods and services.  Prepaid expenses were made for the purchase of the materials and equipment of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made for the period ended September 30, 2006.

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

Other current assets also included inventories that are mainly finished goods and very few raw materials. Inventories are stated at the lower of cost or market. Cost of raw materials is determined on the basis of first in first out method ("FIFO"). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. Also included in the current assets is advance to suppliers, representing the payments made and recorded in advance of the receipts of goods or services. Most of the prepayments were made for the purchase of the materials and equipments of the Company’s construction in progress.

Included in non-current assets are property, plant and equipment mainly consisting of machinery used for product manufacturing located in the PRC. Depreciation on property, plant and equipment is computed using the straight -line method over the estimated useful life of the assets. The majority of the assets have estimated useful lives of 12 years. Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Other receivables are also classified under non-current assets. Other  receivables include dues from related parties and affiliates. Related parties include officers, directors and more than 5% shareholders of the Company. Affiliates include the companies with common ownership of the Company’s major shareholders and/or companies owned by officers’ relatives.

5.   LIABILITIES

The September 30, 2006 balance sheet included total liabilities of $3,657,536. All of them are considered current liabilities.

During this period, the Company’s wholly-owned subsidiary, Harbin Yingxia, was granted the status of Foreign-Invested Enterprise (“FIE”) because it is now wholly owned by an U.S. public company. In accordance with applicable Chinese Law, Harbin Yingxia is therefore eligible for an exemption of income tax in PRC for the first two profitable years and a 50% income tax reduction for the next three years. The income tax exemption and reduction can be applied retroactively. As result of this change, the Company recognized a total of $2,402,098 as income tax benefit in this period. Meanwhile, the Company accrued $417,508 U.S. federal income tax payable for the income earned for the period since the Company’s Chinese subsidiary was acquired.

CHINA YINGXIA INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

5.   LIABILITIES (Continued)

The Company also accrued unpaid Value Added Taxes (“VAT”) as this type of tax is typically levied in the People’s Republic of China on the “value added” to goods produced by the Company when sold, after deducting the taxes paid on their purchases of raw materials. The Company is subject to 17% of VAT on all the goods sold, except for the Cactus Seedlings, which is VAT exempt classified by the government as agricultural by-products.

The Company’s three-year loan from the local government is expected to mature by October 31, 2006, according to the original loan terms. The Company has paid off  $110,854 of the principal balance as originally scheduled in this period.

6.   STOCKHOLDERS' EQUITY

Upon the completion of the reverse acquisition on May 12, 2006, the Company had outstanding 100,000,000 shares of Common Stock, 1,473,469.074 shares of Class A Preferred Stock, of which each share is convertible into five hundred (500) shares of common stock.

On May 26, 2006, the Company’s board of directors had proposed a 1 to 24.9 reverse stock split on both the common stock and preferred stock, subject to shareholder approval. On July 21, 2006, the proposal was approved by the Company’s shareholders, each 24.9 shares of the Company’s Common Stock and Class A Preferred Stock were  converted into one (1) share of Common Stock and one (1) share of Class A Preferred Stock, respectively. Simultaneously, all of the preferred shares were converted into common shares and the preferred shares were cancelled. As of September 30, 2006, there are 33,608,857 shares of common stock outstanding and no preferred stock.

7.   EFFECT OF CHANGE OF FOREIGN EXCHANGE RATE

For the quarter ended September 30, 2006, almost all of the Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not traded freely in the foreign exchange market. Instead, the exchange rate against US dollar is closely controlled by the People’s Bank of China (“PBC”), the central bank of Chinese government. In July 2005, PBC adjusted the exchange rate tied to the U.S. dollar by 2%, largest percentage change ever since the current exchange rate system has been in place in 1994. The official exchange rate has been steadily going down since then, which stands at US$1:RMB7.904 at September 30, 2006. The effect of this exchange rate change has caused a translation adjustment of $670,438 for the current period, which is included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Net Income

Net income for the nine months ended September 30, 2006 increased by $ 1,270,693 to $2,683,979 from $1,413,286 for the nine months ended September 30, 2005. Net income for the three months ended September 30, 2006 increased by $82,606 to $742,251 from $659,645 for the three months ended September 30, 2005.  Overall increase in net income for the nine months period can be mainly attributed the expansion of our sales network. Despite achieving lower sales totals for the three month period, we were able to record higher earnings as a result of the partial operating of our soybean product manufacturing lines.

 Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $67,950, as compared to $34,903 at December 31, 2005.  As of September 30, 2006, the Company had working capital of $1,519,845, as compared to $350,934 as of December 31, 2005.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30,, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: September 20, 2007	By:	/s/ Yingxia Jiao
Yingxia Jiao
Chief Executive Officer,
Chief Financial Officer