Form 10QSB/A
period 2007-06-30
China Yingxia International, Inc.
filed 2007-09-20
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

Amendment No. 1 to FORM 10-QSB
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
(Issuer's telephone number)

c/o American Union Securities 100 Wall Street 15th Floor New York, NY 10005
(Address of principal agent offices)

(212) 232-0120
(Agent's telephone number)

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

 The number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2007 is 35,674,657 shares of common stock.

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

ADVANCE TO SUPPLIERS

Advance to suppliers represent the payments made and recorded in advance for goods and services. Advances were also made for the purchase of the materials and equipment of the Company's construction in progress. The final phase of the construction is not completed. As such, no amortization was made.

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

The operations of the Company are located in the People's Republic of China (“PRC”). Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company was granted the status of wholly foreign-owned entity (“WFOE”) and therefore is exempt from income tax from January 1, 2004 through December 31, 2007. The Company has also been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010. As a result of this tax exemption, no income tax was accrued for the three and six months ended June 30, 2007.

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's operations in China is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

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

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

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

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company's new plant and new office building project. All construction costs associated with this project are accumulated and capitalized as construction in progress. The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into services.  No depreciation is provided until it is completed and ready for its intended use. As of June 30, 2007, the costs involved with construction in progress amounted to $9,056,715.

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

6. COMMITMENTS AND CONTINGENCIES

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company's sales, purchases and expenses transactions are denominated in RMB and all of the Company's assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People's Bank of China, the central bank of China. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

The increase in other receivables by $1,273,102 is due to the establishment of sales and marketing companies for our soybean products and the payment toward the acquisition of the patent a new strain of organic rice. Approximately $526,000 was spent on the creation of sales centers for our soybean milk (Shenzhen Wang Zhan You milk sales center) and organic rice (Jiangsu East River Town Rice sales center). These sales centers are responsible for the management and control of operations for the distribution of these new products. The Shenzhen sales center required approximately $262,000 for the leasing of office space, equipment, working capital, and personnel to establish the Company's main management center in the southern region for its soybean milk products. The Jiangsu sales center oversees the planting and harvesting of the organic rice along with the marketing force behind the product. The Company expects to realize revenues for these expenditures by the end of 2007.

The increase in inventory by $892,553 is mostly due to the raw materials needed for the processing and packaging of soybean yogurt and milk products. We maintain approximately 1,080 tons of soybeans in our inventory which is valued at $473,684. The packaging materials total approximately $131,578. We estimate by year's end, at least 800 tons of soybeans will be sold.

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

Specifically, approximately $307,000 was paid to Yatai Food Company for the processing and packaging of grain noodles and millet crackers.  In general, the Company has the capability to manufacture products with its own equipment for raw goods including the packaging of grains and millet. However, for the preparation of foods including noodles, crackers, wafers and other sorts of processed foods, the Company still heavily depends on third party contractors. Given the major increase in sales and the total number units of products shipped to franchisees, the Company's account payables increased accordingly.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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