Form 10QSB
period 2007-09-30
China Yingxia International, Inc.
filed 2007-11-19
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-QSB
_____________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2007

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

 The number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2007 is 44,333,987 shares of common stock.

CHINA YINGXIA INTERNATIONAL, INC.
FORM 10-QSB

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CYXI”, “China Yingxia” or "Company" refer to the consolidated operations of China Yingxia International, Inc., a Florida corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$1,501,901
Account receivables	440,448
Inventory	1,982,501
Other receivables	3,347,094
Advances to suppliers	4,254,468
Advance to affiliate	6,657,858
Loans to related party	1,432,218
Total Current Assets	19,616,487

Property and equipment, net of accumulated depreciation
of $2,996,681	16,675,349

Land use right, net	400,602

Total Assets	$36,692,438

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,622,516
Unearned revenue	3,337
Taxes payable	29,427
Accrued expenses and other payables	788,618
Total Current Liabilities	2,443,898

Total Liabilities	2,443,898

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authroized; - 0 - shares
outstanding at June 30, 2007	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
44,333,987 shares outstanding at September 30, 2007	44,334
Additional paid in capital	16,620,790
Accumulated other comprehensive income	1,933,256
Statutory reserves	901,463
Retained earnings	14,748,696
Total Shareholders' Equity	34,248,539

Total Liabilities and Stockholders' Equity	$36,692,438

The accompanying notes are an integral part of the condensed consolidated statements

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine-Month Ended		Three-Month Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$10,380,713	$5,308,352	3,513,674	$1,857,392

Cost of Sales	4,003,789	2,194,473	904,605	918,481

Gross Profit	6,376,924	3,113,879	2,609,069	938,911

Operating Expenses
Research & Development Expense	279,286	-	144,547	-
Selling, general and administrative	1,381,388	404,655	753,153	196,712

Operating income	4,716,250	2,709,224	1,711,370	742,199

Other Income and Expenses	2,898	(25,245)	2,412	52

Income Before Income Taxes	4,719,148	2,683,979	1,713,782	742,251

(Benefit) provision for Income Taxes	-	(1,984,590)	-	(2,216,535)

Net Income	$4,719,148	$4,668,569	$1,713,782	$2,958,786

Income per common share
Basic	$0.13	$0.41	$0.04	$0.26
Diluted	$0.13	$0.41	$0.04	$0.26

Weighted average common share outstanding
Basic	35,866,849	11,418,877	40,309,204	11,418,877
Diluted	36,995,845	11,418,877	43,659,377	11,418,877

The accompanying notes are an integral part of the condensed consolidated statements

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$4,719,148	$4,668,569
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	522,675	387,978

Changes in operating assets and liabilities:
Accounts receivable	(439,134)	386,795
Inventory	(870,399)	(836,895)
Other receivable	(3,000,319)	(1,185,098)
Advances to suppliers	(3,809,214)	(1,818,199)
Prepaid expenses	95,479	(6,664)
Accounts payable	1,273,018	(130,199)
Unearned revenue	3,337	-
Taxes payable	29,427	(1,872,900)
Accrued expenses and other payables	228,153	1,268,462

Cash provided by (used in) operating activities	(1,247,829)	861,849

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,170,900)	(224,972)
Purchase of land use right	(106,523)	-
Advance to affiliate	(6,657,858)	-
Collections on loans to related party	1,332,381	-
Additions to construction in process	(761,145)	(695,237)

Cash used in investing activities	(7,364,044)	(920,209)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	9,306,743	-
Payment of notes payable	-	(110,854)

Cash provided by (used in) financing activities	9,306,743	(110,854)

Effect of exchange rate changes on cash and cash equivalents	729,164	202,261

Increase in cash and cash equivalents	1,424,034	33,047

Cash and Cash Equivalents - Beginning of period	77,867	34,903

Cash and Cash Equivalents - End of period	$1,501,901	$67,950

Supplemental disclosures of cash flow information:

1 Interest paid	$-	$25,595
2 Income Taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated statements

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Warner Nutraceutical International, Inc. and Harbin Yingxia Business Group Co., Ltd. All significant inter-company transactions and balances have been eliminated in consolidation.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company was granted the status of wholly foreign-owned entity (“WFOE”) and therefore is exempt from income tax from January 1, 2004 through December 31, 2007. The Company has also been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010. As a result of this tax exemption, no income tax was accrued for the three and nine months ended September 30, 2007.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at September 30, 2007:

Machinery & Equipment	$2,535,173
Automobiles	394,339
Cactus Seedlings	6,402,319
Buildings	1,067,692
10,399,523
Sub total
Less: Accumulated Depreciation	(2,996,681)
Construction in progress	9,272,507

Total property, plant & Equipment, net	$16,675,349

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $516,480 and $387,978, respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and new office building project. All construction costs associated with this project are accumulated and capitalized as construction in progress. The construction in progress is closed out to the appropriate asset classification when the project is substantially complete, occupied, or placed into services.  No depreciation is provided until it is completed and ready for its intended use. As of September 30, 2007, the costs involved with construction in progress amounted to $9,272,507.

4. RELATED PARTY LOANS

As of September 30, 2007, the Company has loans receivable from related parties in the amount of $1,432,218. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and have no fixed repayment dates. All these loans are expected to be fully repaid upon demand.

The management of the Company has been making the efforts to collect these loans. During the nine months ended September 30, 2007, a net amount of $1,332,381 has been collected and the remaining balance is expected to be fully repaid by the end of 2007. No allowance is considered necessary at this time.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

5. ADVANCE TO AFFILIATE

During the period, the Company advanced approximately $6.7 million to an affiliated company for the purpose of establishing two subsidiaries to secure the agricultural supplies and land holdings that will be used to plant and harvest its natural products such as cactus, soy beans and specialty rice. As of September 30, 2007, the Company was awaiting local government approval. As of today, the Company received the approval and formed the subsidiaries as planned. The money advanced on their behalf is the process of being transferred over to the subsidiaries.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

6. STOCKHOLDERS' EQUITY

A. Issuance of Common Stock

July 2007 Private Placement

On July 16, 2007, the Company entered into a stock subscription and warrant agreement, (“Subscription Agreement”), with three (3) accredited investors. Pursuant to the Subscription Agreement, the investors purchased 1,000,000 units, each unit consisting of (a) two shares of common stock and (b) one common stock purchase warrant, at a purchase price of $2.00 per unit. The Company received net proceeds of $1,980,000 in connection with this private placement.

With the warrants attached to the units sold in the private placement, the investors are entitled to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.50 per share. All these warrants are exercisable for five years from the effective date of registration statement.

Upon completion of the placement, the Company incurred approximately $20,000 in legal and other expenses.

August 2007 Private Placement

On August 9, 2007, the Company completed another private placement of its securities to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The Company entered into a stock subscription agreement and warrant agreement (“Subscription Agreement”), with twenty (20) accredited investors. Pursuant to the Subscription Agreement, the investors purchased 34.90052 units, each unit consisting of (a) 250,000 shares of common stock and (b) a 5-year stock purchase warrant to purchase 125,000 shares of common stock exercisable at $2.00 per share. The units were sold for a price of $250,000 per unit, yielding gross proceeds of $8,725,130 from the sale of the units. The Company paid fees and commissions in the aggregate amount of $1,398,387 in connection with this offering.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

6. STOCKHOLDERS' EQUITY (Continued)

As a result of these two offerings, the Company issued a total of 10,725,130 shares of its common stock. As of September 30, 2007, there are 44,333,987 shares of common stock outstanding and no preferred stock.

Warrants

Upon the execution of the both Subscription Agreements, the Company issued to the investors (i) 1,000,000 warrants under July 2007 Private Placement and (ii)4,362,565 warrants under August 2007 Private Placement. All warrants do not contain a cashless exercise provision. Accordingly, in accordance with EITF 00-19, the warrants are classified as equity.

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 63%, risk free interest rate 5.050% for July 2007 Placement and 4.790% for August 2007 Placement, and expected term of 5 years.

Following is a summary of the status of warrants outstanding as of September 30, 2007:

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

7. COMMITMENTS AND CONTINGENCIES

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

8. SUBSEQUENT EVENT

On October 15, 2007, the Company filed Form DEF 14C with the Securities and Exchange Commission and notified its shareholders that the Company has (i) authorized the Company’s Board of Directors to (a) amend and restate its bylaws to increase the number of directors to nine (9), providing that a majority of directors may amend the Bylaws; and (ii) to adopt the 2007 Equity Incentive Plan.

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

Results of Operations

Results of Operations for the Nine and Three Months Ended September 30, 2007 compared to the Nine and Three Months Ended September 30, 2006

Revenue

For the nine months ended September 30, 2007, net sales totaled $10,380,713, an increase of $5,072,361 or 95.5% as compared to revenues of $5,308,352 for the nine months ended September 30, 2006.

There were two major factors driving the doubling of sales: 1) A shift in our business model to focus on smaller franchisees which resulted in a large increase in the number of our distributors and 2) greater product mix.

In the same nine-month period last year, the Company’s sales were primarily directly to large franchisees, however in the last year the Company has executed a strategy of increasing the number of smaller franchisees to promote sales and awareness of the Company’s products. These are franchisees who purchase our products and sell them on an exclusive basis in store fronts or market kiosks. Our initial franchise fee also includes discounted inventory and the designation of an exclusive regional territory to the individual. Franchises are granted on provincial, regional, and township levels.

Additionally, our product mix also increased to include personal care products, cosmetics, and nutritional foods including Nestle cereals and drinks.

Third Quarter 2007 Sales vs. Second Quarter 2007 Sales

 Sales in the third quarter of 2007 decreased from the second quarter of 2007 primarily due to the seasonality associated with the Company’s major product, cactus. The second quarter of the year is both the primary growing and harvesting season for cactus so the Company recorded a major increase in sales during this period. The same seasonality occurred last year..

During the nine months ended September 30, 2007, our products were sold through approximately 750 franchisees, as compared to 400 during the same period in the prior year. These are franchisees who purchase our products and sell them on an exclusive basis in store fronts or market kiosks. Our initial franchise fee also includes discounted inventory and the designation of an exclusive regional territory to the individual. Franchises are granted on provincial, regional, and township levels.

Our product mix also increased to include personal care products, cosmetics, and nutritional foods including Nestle cereals and drinks. During the same period in 2006, our product mix was limited to cactus based supplements and millet and rice products.

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

For the three months ended September 30, 2007, net sales totaled $3,513,674, an increase of $1,656,282 or 89.1% as compared to revenues of $1,857,392 for the three months ended September 30, 2006.

During this period, we launched our soybean product lines which led to an additional stream of revenue.

We saw overall revenues decrease from $5,227,933 for the three month period ended June 30, 2007 to $3,513,674 for the three month period ended September 30, 2007 or approximately a 32.8% decrease.
This decrease is due to the seasonality of our sales. During the summer months of July and August, we have historically seen a slowdown in sales despite increases in the number of franchisees. For the three month period ended September 30, 2006, we generated $1,857,392, a 43.2% decrease in net sales as compared to $3,270,876 for the three month period ended June 30, 2006.

This seasonality factor is due to a general summer lull in existing franchisee sales. Another factor is due to significant jump in sales in the second quarter. Historically, our first quarter sales have always been the lowest of the four quarters due to the fact of the calendar and Lunar New Year holiday seasons. As a result, the slowdown in the first quarter leads to heavily sales in the second quarter.

Cost of Sales

Nine Months ended September 30, 2007 vs. Nine Months ended September 30 2006

The cost of revenue was $4,003,789 for the nine months ended September 30, 2007, an increase of
$1,809,316 or 82.3% as compared to the cost of revenue of $2,194,473 for the nine months ended September 30, 2006.

The cost of goods sold increased accordingly with our increase in revenues during the entire nine month period.

Three Months ended September 30, 2007 vs. three months ended September 30, 2006

The cost of revenue was $904,605 for the three months ended September 30, 2007, a decrease of $13,876 or 1.5% as compared to $918,481 for the three months ended September 30, 2006.

Our cost of sales decreased due to the diminished overhead costs associated with our cactus seedlings.
Generally, we book the costs of heating the greenhouses where we grow the cactus seedlings as part of cost of goods sold. During the third quarter of 2007, we did not book any costs associated with heating and upkeep of the greenhouses. These costs were all accounted for in the second quarter of 2007.

Total Operating Expenses

Total operating expenses were $1,660,674 for the nine months ended September 30, 2007, an increase of $1,256,019 or 310.4% as compared to total operating expenses of $404,655 for the nine months ended September 30, 2006.

Overall, selling and general and administrative expenses increased in correlation with the increase in revenue, the increase in the number of franchisees, and with the increased expenditures associated with the launch of new products in the second half of the year.

We added an additional 34 sales and marketing team members to promote our new organic rice and soybean milk and yogurt products. Salaries for new staff personnel and their travel expenses totaled approximately $110,000. Internal product inspection costs totaled $50,000. The fees associated with the investor relations firm engaged in March totaled $59,500 for the nine month period. In addition, we opened an office in the US in June 2007. The costs associated with office rental and staff totaled $39,000. Advertising costs for products to be introduced in the second half of the year included TV commercials and internet advertising. These expenses approximately totaled $181,000. Depreciation and amortization expenses totaled $522,676 or about 37.2% of total operating expenses in the nine month period. Research and development expenses totaled $279,286 or about 19.8% of total operating expenses in the nine month period in 2007 as compared to nil in the same period in 2006.

Total operating expenses were $897,700 for the three months ended September 30, 2007, an increase of     $700,988 or 356.3% as compared to total operating expenses of $196,712 for the three months ended September 30, 2006.

Our operating expenses are divided into research and development expenses and selling and general and administrative expenses. Research and development expenses were associated with our in-house testing and analysis of current supplement products and the application of tests toward new health related products. In the same period in 2006, we did not conduct any in-house research and development. Research and development expenses in the three month period ended September 30, 2007 totaled $144,547 compared to nil in the same period in 2006. The fees associated with the investor relations firm totaled $25,500 for the three month period. Costs associated with the US office and staff totaled $39,000.

Net Income

Net income from operations before income taxes (benefit) for the nine months ended September 30, 2007 increased by $2,035,169 or 75.83% to $4,719,148 from $2,683,979 for the nine months ended September 30, 2006. However, since we were able to realize an one time benefit for income taxes in the amount of 1,984,590 due to our achievement of wholly foreign owned entity (WOFE) status, our net income from the nine months ended September 30, 2006 totaled $4,668,569. Therefore, period on period, our net income increased only by $50,579 or 1%.

In the nine months ended September 30, 2007, our net income increased as a result of our increase in the number of franchisees and due to the seasonal decrease in our cost of goods sold. Our cactus seedlings make up approximately 60% of our net sales in the third quarter. Due to the lack of need for heating in our greenhouses during the warmer summer months of July and August, in the third quarter, we were able to realize higher net margins of 64.5% as compared to 43.7% for the first six months of the year.

Net income for the three months ended September 30, 2007 decreased by $1,245,004 or 42% to $1,713,782 from $2,958,786 for the three months ended September 30, 2006. Again,  the decrease is primarily due to the one time $2,216,535 income tax benefit we realized during the third quarter of 2006. Without accounting this income tax benefit,  our net income for the nine months period  actually increased by $971,531 from $742,251 in 2006 to $1,713,782 in 2007.

Net income in the three month period ended September 30, 2007 increased as a result of the addition of new franchisees and the continued activity of the existing franchisees.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash and cash equivalents of $1,501,901, as compared to $67,950 during the corresponding period in 2006. As of September 30, 2007, the Company had working capital of $17,172,589, as compared to $3,504,435 as of September 30, 2006.

Net cash flow used in operating activities totaled $1,247,829 for the nine months ended September 30, 2007, as compared to cash provided by operating activities of $861,849 for the nine months ended September 30, 2006.

During the nine months end September 30, 2007, we underwent a major shift in the scale of our operations. As of May 2007, the Company completed the phase of construction of its new 54,000 square meter campus in Harbin which includes office spaces, manufacturing facilities for its nutritional food products, and its research and development center.

The Company during this period had significant expenditures in preparation for the official launch of its two new products: organic rice aimed at diabetics and soybean yogurt and milk products in the second half of 2007.

The increase in other receivables by $3,000,319 is due to the establishment of sales and marketing companies for our soybean products and the payment toward the acquisition of the patent a new strain of organic rice. Approximately $789,000 was spent on the creation of sales centers for our soybean milk (Shenzhen Wang Zhan You milk sales center) and organic rice (Jiangsu East River Town Rice sales center). These sales centers are responsible for the management and control of operations for the distribution of these new products. The Shenzhen sales center required approximately $393,000 for the leasing of office space, equipment, working capital, and personnel to establish the Company's main management center in the southern region for its soybean milk products. The Jiangsu sales center oversees the planting and harvesting of the organic rice along with the marketing force behind the product. The Company expects to realize revenues for these expenditures by the end of 2007.

The increase in inventory by $870,399 is mostly due to the raw materials needed for the processing and packaging of soybean yogurt and milk products.

An additional $657,000 was paid to Nanjing Agricultural University as part of the acquisition of the patent of the W3660 strain of organic rice with lower levels of soluble albumins aimed at diabetics. This patent gives the Company exclusive rights in the marketing and use of the new strain of rice.

The increase in advances to suppliers of $3,809,214 is comprised of prepayments we made to farmers to plant and harvest soybeans and rice and other various millet and grains for our nutritional food products, ongoing additions to production lines at our new campus, and investments made to organic foods projects.

Approximately $400,000 was paid as a deposit to acquire land rights in Anhui province for future development and construction of production lines for our organic soybean products. $721,700 was paid toward the construction of sales center in Heilongjiang province. Approximately $1,460,000 was used as registered capital for Hulan Company.

The increase in accounts payables of $1,273,018 are due in part to the increase in the added needs of the Company to have third party companies provided the packaging and manufacture of our prepared foods.

Specifically, approximately $450,000 was paid to Yatai Food Company for the processing and packaging of grain noodles and millet crackers.  In general, the Company has the capability to manufacture products with its own equipment for raw goods including the packaging of grains and millet. However, for the preparation of foods including noodles, crackers, wafers and other sorts of processed foods, the Company still heavily depends on third party contractors. Given the major increase in sales and the total number units of products shipped to franchisees, the Company's account payables increased accordingly.

Net cash used in investing activities totaled $7,364,044 for the nine months ended September 30, 2007, as compared to net cash used in investing activities of $920,209 for the nine months ended September 30, 2006.

Among the cash used in investing activities, $1,170,900 was paid to acquire property and equipment, including a new office space in Beijing, which will serve as our flagship store in Beijing. Also, $6,657,858 was advanced to an affiliate in preparation of setting up our Hulan subsidiary and paying local farmers to purchase the raw materials and irrigation fixtures associated with our organic crops project.

During the nine months ended September 30, 2007, we were able to collect $1,332,381 in loans from various related parties. These parties included loans to individual franchisees who we financed to support their business on a startup level. As part of the terms of the recent capital raised from investors in August 2007, we are required to fully collect these loans to related parties by the end of the calendar year.

Net cash provided by financing activities were $9,306,743 for the nine months ended September 30, 2007, as compared to $110,854 used for the nine months ended September 30, 2006.  In August 2007, we raised capital by selling shares of our common stock. The net proceeds we received totaled $9,306,743. This $110,854 used in financing activities for the nine month period in 2006 was attributed to the payment of the principal balance of a three-year loan from the local government.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

To the best of our knowledge, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2.    Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered Sales of Equity Securities and Use of Proceeds.

On July 16, 2007 China Yingxia completed the sale of 1,000,000 Units of securities to a total of 3 investors. Each "Unit" included two shares of common stock and one common stock purchase warrants exercisable at $1.50.The sale of the Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering. The sale of the Units was also exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

On August 9, 2007 China Yingxia International, Inc. completed the sale of 34.90052 Units of securities to a total of twenty investors. Each Unit consisted of 250,000 shares of common stock and warrants to purchase 125,000 shares of common stock, exercisable at $2.00 per share. The sale of the Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Act, because each of the investors was an Accredited Investor and there was no advertising or public solicitation performed in connection with the offering. The sale of the Units was also exempt from registration pursuant to Regulation D, Rule 506 of the Securities and Exchange Commission, since the sales satisfied all of the conditions specified in SEC Rules 501 and 502 and each of the investors had such knowledge and experience in financial and business matters that the investor was capable of evaluating the merits and risks of the investment.

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: November 19, 2007	By:	/s/ Yingxia Jiao
Yingxia Jiao
Chief Executive Officer, Chief Financial Officer