Form 10QSB/A
period 2006-06-30
China Yingxia International, Inc.
filed 2007-12-12
CIK 1113546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                 Amendment No. 2

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                             June 30, 2006      December 31, 2005
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
                                                                                            ================    =================

                  CHINA YINGXIA INTERNATIONAL AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            For the six and three months ended June 30, 2006 and 2005


                                                       Six-Month Ended                   Three-Month Ended
                                               ---------------------------------  --------------------------------
                                                  June 30,           June 30,        June 30,         June 30,
                                                    2006              2005             2006             2005
                                                (Unaudited)         (Unaudited)     (Unaudited)      (Unaudited)
                                               ---------------   ---------------  ---------------  ---------------

Sales                                          $    3,450,960    $    2,256,573   $    3,270,876   $    2,222,442

Cost of Sales                                       1,275,992           987,815        1,089,255          756,594
                                               ---------------   ---------------  ---------------  ---------------

Gross Profit                                        2,174,969         1,268,758        2,181,622        1,465,848

Operating Expenses
      Selling, general and administrative             233,488           144,155          143,977           95,469
                                               ---------------   ---------------  ---------------  ---------------

          Operating income                          1,941,481         1,124,603        2,037,645        1,370,379

Other Income and Expenses
      Interest income                                     110               233              110                -
      Other income                                        138                 -              138                -
      Interest expense                                      -                 -                -                -
                                               ---------------   ---------------  ---------------  ---------------

Income Before Income Taxes                          1,941,729         1,124,836        2,037,893        1,370,379

Provision for Income Taxes                                  -                 -                -                -
                                               ---------------   ---------------  ---------------  ---------------

Net Income                                     $    1,941,729    $    1,124,836   $    2,037,893   $    1,370,379
                                               ===============   ===============  ===============  ===============

Basic loss per common share                    $        0.022    $        0.013   $        0.023   $        0.016
                                               ===============   ===============  ===============  ===============

Weighted average common shares                     88,551,913        85,000,000       88,551,913       85,000,000
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
                                                                      ===============   ================

Supplemental disclosures of cash flow information:

     1    Interest paid                                               $            -    $             -
                                                                      ===============   ================

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



Date: December 12, 2007