Form 10QSB/A
period 2006-09-30
China Yingxia International, Inc.
filed 2007-12-12
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT No. 2 to FORM 10-QSB/A

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

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,
	2006	2005
	Unaudited
Current assets:
Cash and cash equivalents	$67,950	$34,903
Accounts receivable - net of allowance for doubtful accounts
of $282,496 & $276,678, respectively	289,922	676,717
Inventory	1,019,803	182,908
Prepaid expenses	10,686	4,022
Advances to suppliers	5,773,610	3,955,411
Total Current Assets	7,161,971	4,853,961

Property and equipment, net of accumulated depreciation
of $2,209,129 & $1,783,645, respectively	5,084,797	5,139,729

Other assets:
Construction in progress	5,407,626	4,712,389
Other receivables	4,290,890	3,105,792

Total Assets	$21,945,284	$17,811,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$369,634	$499,833
Income tax payable	417,508	2,402,098
Other taxes (VAT) payable	643,707	532,017
Accrued expenses and other payables	2,126,889	858,427
Notes payable - current portion	99,798	210,652
Total Current Liabilities	3,657,536	4,503,027

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; - 0 - shares
outstanding at September 30, 2006 and December 31, 2005;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
33,608,857 & 3,413,655 shares issued and outstanding at September 30,
2006 and December 31, 2005, respectively;	33,609	3,414
Additional paid-in capital	7,324,378	7,354,857
Accumulated other comprehensive income	670,438	359,819
Retained earnings - Appropriated	883,497	854,152
Retained earnings -Unappropriated	9,375,827	4,736,602
Total Shareholders' Equity	18,287,749	13,308,844

Total Liabilities and Stockholders' Equity	$21,945,284	$17,811,871

CHINA YINGXIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the nine and three months ended September 30, 2006 and 2005

	Nine-Month Ended		Three-Month Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$5,308,352	$4,213,156	$1,857,392	$1,956,583

Cost of Sales	2,194,473	1,818,698	918,481	830,883

Gross Profit	3,113,879	2,394,458	938,911	1,125,700

Operating Expenses
Selling, general and administrative	430,250	302,065	196,762	157,910

Operating income	2,683,629	2,092,393	742,149	967,790

Other Income and Expenses
Interest income	212	233	102	-
Other income	138	24,425	-	24,425
Interest expense	-	7,670	-	7,670

Income Before Income Taxes	2,683,979	2,109,382	742,251	984,545

(Benefit) Provision for Income Taxes	(1,984,590)	696,096	(2,216,535)	324,900

Net Income	$4,668,569	$1,413,286	$2,958,786	$659,645

Basic and diluted income per common share	$0.41	$0.41	$0.26	$0.19

Weighted average common shares	11,418,877	3,413,655	11,418,877	3,413,655

CHINA YINGXIA INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$4,668,569	$1,413,286
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	387,978	303,255

Changes in operating assets and liabilities:
Accounts receivable	386,795	81,919
Inventory	(836,895)	1,477,770
Other receivable	(1,185,098)	205,780
Advances to suppliers	(1,818,199)	(861,084)
Prepaid expenses	(6,664)	-
Accounts payable	(130,199)	(96,027)
Unearned revenue	-	(52,422)
Taxes payable	(1,872,900)	772,293
Accrued expenses and other payables	1,268,462	1,037,554

Cash provided by operating activities	861,849	4,282,324

Cash Flows From Investing Activities:
Purchase of property and equipment	(224,972)	(29,777)
Additions to construction in process	(695,237)	(415,310)

Cash used in investing activities	(920,210)	(445,087)

Cash Flows From Financing Activities:
Proceeds from grants	-	24,304
Payment of notes payable	(110,854)	-

Cash provided by (used in) financing activities	(110,854)	24,304

Effect of exchange rate changes on cash and cash equivalents	202,262	179,025

Net Increase in cash and cash equivalents	33,047	4,040,566

Cash and Cash Equivalents - Beginning of Period	34,903	75,916

Cash and Cash Equivalents - Ending of Period	$67,950	$4,116,482

Supplemental disclosures of cash flow information:

Interest paid	$-	$7,670

Income Taxes paid	$-	$-

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: December 12, 2007	By:	/s/ Yingxia Jiao
Yingxia Jiao
Chief Executive Officer,
Chief Financial Officer