Form 10KSB/A
period 2006-12-31
China Yingxia International, Inc.
filed 2007-12-12
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Nestle™ Products

  In 2006, the Company commenced selling Nestle™ products including chocolate, instant cereal meals, and coffee through its wholly owned and proprietarily owned franchise retail outlets.The Company has executed a sales agent agreement with Nestle. According to the agreement, Nestle sells Nestle products at wholesale to the Company. The Company then sells the products at retail prices to its customers. Therefore, all profits from retail sales of the product are earned by the Company.

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

Our franchisees are simply individuals who sell our products. There is no franchisee fee or term of service associated with becoming a franchisee. These individuals do need to apply to become a franchisee. By reviewing their entrepreneurial history and track record, we grant these individuals the ability to sell our products. Therefore, we classify these individuals as franchisees as compared to simple distributors.

As of December 31, 2006, the Company sold products through a total of 18 franchises which serve as distribution centers for the independently owned franchises, 42 flagship stores, and 440 retail outlets. The 482 total flagship stores and retail outlets are independently owned by our franchisees.  The Company’s distribution centers are wholly-owned by the Company and are an integral part of the Company’s operations. The distribution center is used as the physical distribution drop-off point for the company’s products to the company’s franchisees. The distribution centers report directly to the Company for instructions and guidance related to the demonstration and displays of products. The Company acts as a wholesale retailer and sells directly to both the distribution centers and franchise stores. However, as the franchise stores are spread out throughout the country, the distribution centers are the main sources for servicing and maintaining inventory for the franchise stores. After these products are purchased, the independent retailers hold title to the products. Therefore, the Company recognizes sales when its franchisees pay cash to acquire products.

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
As the Company has already obtained its Wholly Foreign Owned Entity (WOFE) certificate, it is not regulated by the government restrictions related to the free movement of the Chinese currency.  Therefore, the Company is not restricted in moving funds out of China to pay dividends. However, as the Company foresees using future earnings for working capital and expansion of its business, it does not anticipate the payment of cash dividends in the near future.

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
FOR THE YEARS ENDED DECEMBER 31,

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

CHINA YINGXIA INTERNATIONAL INC.
(FORMERLY AGRONIX, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock			Common Stock			Accumulated Other		Retained
	par value $0.001			par value $.001		Additional	Comprehensive	Statutory	Earnings -	Comprehensive
	Shares	Amount		Shares	Amount	Paid-in Capital	Income	Reserves	Unappropriated	Income	Total

Balance, January 1, 2005	-	$-		1,533,783	1,534	7,337,936	2,454		$5,530,819		$12,872,743

Issuance of common stock				280,998	281	(281)					-

Recapitalization on reverse acquision	59,183	59		2,201,283	2,201	(2,260)					-

Additional capital contributed						18,801					18,801

Comprehensive income
Net income									1,839,945	1,839,945	1,839,945
Other comprehensive income, net of tax
Foreign currency translation adjustments							357,365			357,365	357,365
Comprehensive income										2,197,310

Dividends paid on common stock									(1,780,010)		(1,780,010)

Adjustment to statutory reserve								854,152	(854,152)		-

Balance, December 31, 2005	59,183	59		4,016,064	$4,016	$7,354,196	$359,819	$854,152	$4,736,602		$13,308,844

Convervsion of Preferred Stock	(59,183)	(59)		29,592,793	29,593	(29,424)					110

Additional capital contributed											-

Comprehensive income
Net income									5,340,257	5,340,257	5,340,257
Other comprehensive income, net of tax
Foreign currency translation adjustments							568,889			568,889	568,889
Comprehensive income										5,909,146

Adjustment to statutory reserve								47,311	(47,311)		-

Balance December 31, 2006	-	$-	#	33,608,857	$33,609	$7,324,772	$928,708	$901,463	$10,029,548		$19,218,100

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
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiary, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the places of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiary to present them in conformity with US GAAP.

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
(FORMERLY AGRONIX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMER 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.  An allowance for doubtful accounts has been established in the amount of $191,971 for the year ended December 31, 2006. The Company does not maintain a large balance of accounts receivable due to the nature of its business, and the collections on the Company’s accounts receivable has been generally good. Except for the above reserved allowance, the Company has not encountered any uncollected accounts receivable.

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

Depreciation expense for the years ended December 31, 2006 and 2005 was $ 536,805 and $312,432, respectively

The capitalized costs of the cactus seedlings include the costs paid for the cactus seeds, costs of land preparation and costs of setting up the greenhouse including the materials and labor. Once the seedlings start producing, maintenance costs, depreciation of the plants, and allocatd overhead costs such as the heating costs for the greenhouse,  are charged to costs of the goods sold once incurred.

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

The estimated tax savings due to the tax holidays for the year ended December 31, 2006 and 2005 amounted to $772,022 and $893,907. Te net effect on earnings per share had the income tax applied would decrease earnings per share from $0.33 to $0.27 in 2006 and $0.73to $0.49 in 2005.

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

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

2.1	Agreement of Merger and Plan of Reorganization among Agronix, Inc., Agronix Acquisition Corp., and Warner Nutraceutical International, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed May 12, 2006

3.1.1	Articles of Incorporation	Incorporated by reference to Form 10-SB filed May 17, 2000

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-SB filed May 17, 2000

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 2, 2007

3.1.4	Certificate of Designation of Class A Preferred Stock	Incorporated by reference as Exhibit 10.1 to Form 8-K filed May 12, 2006

3.2	Bylaws	Incorporated by reference to Form 10-SB filed May 17, 2000

10.1	Subsidiary Purchase Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K filed May 12, 2006

14.1	Code of Ethics	Incorporated by reference to Form 10-KSB filed April 2, 2007

21.1	Subsidiaries	Incorporated by reference to Form 10-KSB filed April 2, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Name	Title	Date

/s/ Yingxia Jiao YINGXIA JIAO	President, Chief Executive Officer, Chief Financial Officer and Chairman	December 12, 2007

/s/ Lixue Deng Lixue Deng	Director	December 12, 2007

/s/ Dr. Zhaobo Wang DR. ZHAOBO WANG	Director	December 12, 2007