Form 10KSB/A
period 2006-12-31
China Yingxia International, Inc.
filed 2008-02-12
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to Form 10KSB
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

Our Business

Overview and Business Model

     Through our wholly-owned subsidiary Yingxia, we engage in the development, production, and sale of health food products, including soybean meals and drinks, cactus based foods, rice products, and beauty cosmetics. Sales within China comprise approximately 99.5% of total revenue. Our sales in foreign nations represent pilot programs that as of yet has not become full scale operations.  Yingxia's health food products have a historical and cultural background. One principal that runs through the over 6,000-year history of Chinese medicine is "food and medicine come from a common source". For thousands of years, Chinese people have been using selected foods to enhance health, cure diseases, and achieve longevity. Recent western medical technology also confirms that many Chinese medicines have various degrees of disease prevention and anti aging effects

We have established a business model that includes research, planting, production, deep processing, storage, and sales, which allows us to control all aspects of the business, including the technology content of the product, supply of raw material, quality of production and management of customer relationships.

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

Dividends

     Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. Although we paid dividends on our common stock in 2005 when we were a private company, We do not anticipate declaring any further dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

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
DECEMER 31, 2006 AND 2005

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

10. SEGMENT INFORMATION

The Company has five different operating segments. Summarized financial information concerning the Company’s revenues from its external customers for each of the product categories for the year ended December 31, 2006 are as follows:

Green Food Products	$457,844
Dietary Supplements	1,251,103
Cosmetic Products	69,132
Cactus-based powders and herbal supplements	6,286,883
Others	336,749

Total	$8,401,711

Majority of the Company’s revenue were generated in China, which accounts for approximately 99.5% of the Company’s total revenue. Our sales in foreign nations represent pilot programs that as of yet have not become full-scale operations.

11. STOCKHOLDERS’ EQUITY

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

12. COMMITMENTS AND CONTINGENCIES

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

13. SUBSEQUENT EVENTS

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: February 11, 2008	By:	/s/ Yingxia Jiao
YINGXIA JIAO
President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yingxia Jiao YINGXIA JIAO	President, Chief Executive Officer, Chief Financial Officer and Chairman	February 11, 2008

/s/ Lixue Deng Lixue Deng	Director	February 11, 2008

/s/ Dr. Zhaobo Wang DR. ZHAOBO WANG	Director	February 11, 2008