Form 10QSB/A
period 2007-09-30
China Yingxia International, Inc.
filed 2008-02-12
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

Amendment No. 2 to Form 10-QSB
____________________

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

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

6. SEGMENT INFORMATION

The Company has five different operating segments. Summarized financial information concerning the Company’s revenues from its external customers for each of the product categories for the nine months period ended September 30, 2007 are as follows:

Green Food Products	$2,280,803
Longgu golden millet and other dietary products	2,081,675
Cosmetic Products	471,638
Cactus-based powders and herbal supplements	4,572,760
Others – Organic rice product	973,837

Total	$10,380,713

Majority of the Company’s revenue were generated in China, which accounts for approximately 99.5% of the Company’s total revenue. Our sales in foreign nations represent pilot programs that as of yet have not become full-scale operations.

7. STOCKHOLDERS' EQUITY

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

7. STOCKHOLDERS' EQUITY (Continued)

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

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
7. STOCKHOLDERS' EQUITY (Continued)

Following is a summary of the status of warrants outstanding as of September 30, 2007:

Oustanding Warrants
Exercise Price	Number	Average Remaining Life
$1.50	1,000,000	4.79

$2.00	4,362,565	4.92
	5,362,565

8. COMMITMENTS AND CONTINGENCIES

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

9. SUBSEQUENT EVENT

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
Yingxia Jiao
Chief Executive Officer, Chief Financial Officer