Form 10KSB
period 2007-12-31
China Yingxia International, Inc.
filed 2008-03-28
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-15893

CHINA YINGXIA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0664961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harbin Yingxia Industrial Co., Ltd, No.300, Xidazhi Street Nangang, Harbin Heilongjiang	150001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	86 451 86310948

c/o American Union Securities 100 Wall Street 15th Floor New York, NY	10005
(Address of principal agent offices)	(Zip Code)

Agent’s telephone number, including area code:	(212) 232-0120

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

State issuer’s revenues for its most recent fiscal year. $15,912,318

        Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of March 27, 2008: $24,856,943

        Number of shares of the registrant’s Common Stock outstanding as of March 27, 2008: 44,479,787.

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

Our Business

Overview and Business Model

     Through our wholly-owned subsidiary Yingxia, we engage in the development, production, and sale of health food products, including soybean meals and drinks, cactus based foods, rice products, and beauty cosmetics. Sales within China comprise 100% of total revenue. Our sales in foreign nations represent pilot programs that as of yet has not become full scale operations.  Yingxia's health food products have a historical and cultural background. One principle that runs through the over 6,000-year history of Chinese medicine is "food and medicine come from a common source". For thousands of years, Chinese people have been using selected foods to enhance health, cure diseases, and achieve longevity. Recent western medical technology also confirms that many Chinese medicines have various degrees of disease prevention and anti aging effects.

We have established a business model that includes research, planting, production, deep processing, storage, and sales, which allows us to control all aspects of the business, including the technology content of the product, supply of raw material, quality of production and management of customer relationships.

In total, we have approximately 235 stock keeping units.  Approximately 63.45% of our products are manufactured in-house. The balance of the products are purchased wholesale and resold or manufactured by third party contracted companies.

Our Principal Products and Services

Our products are divided into five (5) categories:

§	Nutritional Food Products

§	Dietary Supplements

§	Cosmetic Products

§	Raw cactus Plants

§	Personal Care Products and Others

Nutritional Food Products

The Nutritional Food Products line include a variety foods including those certified as organic by the China Green Food Development Center (“CGFDC”), the agency that sets the organic food standards within China. The CGFDC was established in November 1992, under the jurisdiction of the Chinese Ministry of Agriculture. The organic products we sell are functional organic rice and organic eggs. Among our non-organic foods, the top selling products are Long Gu millet, dried noodles, soy milk and yogurt products, rice crackers and biscuits, dried herbal mushrooms, Nestle products including powdered drinks and cereals, and soybeans.  We manufacture all of these products in-house except for the organic eggs and Nestle products.

Dietary Supplements

The Dietary Supplements line includes products with both traditional Chinese and Western medicinal background. These products are used as preventative nutraceuticals in pill or tablet form that protect against common ailments and diseases. For example, our cactus based supplements contain amino acids along with extracts of traditional Chinese herbs and is used to promote metabolism and provide daily regularity. Among these products, we also include a line of herbal teas infused with ginkgo and various other traditional Chinese herbals. These herbal teas are manufactured by third parties while all the rest of the dietary supplements products are made in-house.

Our top selling dietary supplement products are the cactus based supplements, the balsamic pear based supplements, protein supplements, Shepherd’s purse based supplements, multi-vitamin supplements, and herbal teas.

Cosmetic Products

The cosmetic products are derived from cactus extracts and are used as skin creams and moisturizers. These products manufactured in-house.

Raw cactus Plants

The raw cactus plants line is comprised of packaged raw cactus slices that are sold for consumption. All cactus are grown and processed in our greenhouse facilities.

Personal Care and Other Products

The personal care and other miscellaneous product line include mostly products which we purchase direct from manufacturers for resale. These products include adjustable showerheads, induction cookers, blood circulation machines, ozone purifiers, pressure cookers, smokeless woks, and kitchen exhaust vent hoods.

Distribution Methods of the Products and Services

The Company sells its products through the use of franchisee owned retail outlets. These stores are categorized as by the provincial level, county level, and township level. Provincial level stores are defined as large standalone stores located in larger metropolitan cities. County level outlets are defined as medium sized stores within department stores or shopping malls. Township level franchises are the small kiosk and booth type outlets.

Our franchisees are individuals or entities who sell our products. There is no franchisee fee or term of service associated with becoming a franchisee. These individuals do need to apply to become a franchisee. By reviewing their entrepreneurial history and track record, we grant these individuals the ability to sell our products. Therefore, we classify these individuals as franchisees as compared to distributors.

Although there is no franchisee fee, there is an initial minimum order requirement. For the provincial level, the initial minimum order is 400,000 RMB or about $52,000 USD. For the county level, the initial minimum order is 100,00 RMB or about $13,000 USD. For the county level, the initial minimum order is 39,600 RMB or about $5,200 USD. Franchisees receive greater discounts on their orders relative to order size.

As of December 31, 2007, the Company sold products through a total of 37 provincial level franchises, 102 county level franchisees, and 861 township level franchisees.

Competition

The Company estimates the nutritional health food and supplement market will exceed $12.5 billion by 2009. The industry on a whole is fragmented and primarily consists of small to mid sized firms. With thousands of manufacturers and even more types of products, no single company controls a 10% market share for the country. Within provinces and cities, market shares are more concentrated, but still divided among numerous firms. The Company through networks and contacts developed over decades of doing business in the Harbin region, has gained wide acclaim and brand loyalty. The Company enjoys competitive advantages of operations size and manufacturing capacity. More than 60% of all firms in the industry are small workshop-type operations with total net assets of less than $5 million dollars, while only about 1.45% of the firms are comparable to the Company, with net assets which exceed $15 million dollars.

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

Dependence on One or a Few Customers

We do not depend on one or a few customers. Our customer base is a wide distribution of clients which include regional distribution centers, franchise stores, and sales agents. No single customer represents 5% or more of our revenues. A breakdown of our customer base is as follows:

Region	Active Franchisees		Net Sales

	As of	As of	As of	As of
	12/31/2006	12/31/2007	12/31/2006	12/31/2007

Northeast China	340	391	$5,583,490	$9,534,011
North China	40	128	$541,810	$1,456,525
East China	25	105	$420,086	$1,030,743
Northwestern China	6	30	$180,820	$494,498
Southwestern China	14	60	$355,248	$688,995
South Central China	75	286	$1,320,257	$2,707,546

Total	500	1000	$8,401,711	$15,912,318

Northeastern China includes Heilongjiang, Jilin, and Liaoning province. North China includes the municipalities of Beijing, Tianjin, Qingdao, Xi’an, the provinces of Hebei and Shanxi, Shandong, and Inner Mongolia Autonomous Region. East China includes the provinces of Anhui, parts of Fujian, Jiangsu, Jiangxi, and Zhejiang, as well as the municipality of Shanghai. Northwestern China includes the autonomous regions of Xinjiang and Ningxia and the provinces of Shaanxi, Gansu, and Qinghai.

Southwestern China includes the municipality of Chongqing; provinces of Sichuan, Yunnan and Guizhou; and the Tibet Autonomous Region. South Central China includes the provinces of Henan, Hubei, Hunan, Guangdong and Hainan, and the Guangxi Zhuang Autonomous Region.

Patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts.

We have the following patent and trademark registrations, and copyrights, for our products:

▪	Patent on the manufacturing method for general nutritional supplements:
Chinese patent no.: ZL 01113870.X.
Granted June 2, 2004; good for 20 years

▪	Patent for cactus based nutritional drinks:
Chinese patent no.: ZL 01113871.8
Granted November 3, 2004: good for 20 years

▪	Patent on the ginseng based tea:
                Chinese patent no.: ZL99122507.4
    Granted October 30, 2002; good for 20 years

▪	Patent on functional organic rice strain W3660
    Chinese patent no.: ZL02157240.2
    Granted July 1, 2003; good for 20 years

▪	Trademarks on China Yingxia including logos and use of name.

▪	Copyrights on product brand names.

Need for Government Approval of Principal Products or Services

Since the Company’s products are marketed as nutritional supplements sold as foods and not medicines, the government regulation is minimal towards the approval to market and sell the products. The Company sells some of its products including the Long Gu millet and soybean based products under the “Green Food” label. This label is approved by the State Farming Department to represent products of low pesticide residue and integrated pest management systems. The “Green Food” label is a distinction recognizing the Company’s products. The label is not required to gain approval to manufacture or sell the products.

Effect of Existing or Probable Government Regulations on Business

The Company does not foresee any government regulation to interfere or affect the course of operations in the near and immediate future.

Research and Development

The Company has internal research and development capabilities. The Company developed the Cactus dry powder and deep process technology, Long Gu golden rice and deep process technology, and MT corn, fruit and vegetable functional food processing technology. The Company owns all of the intellectual property rights.

The Company also partners with Australian King International Co., Ltd, which owns a patent in a leading soybean deep processing technology. The Company maintains close cooperative relationship with research resource at such institutions as Northeastern Agricultural University, Harbin Medical University, Heilongjiang Traditional Chinese Medicine and Pharmacology University, the Chinese Academy of Agricultural Sciences and Nanjing Agricultural University.

Notwithstanding the aforesaid, the Company has spent $136,767 and $488,404 on R&D expenditures for the years ended December 31, 2007 and 2006 respectively.

Cost and Effects of Compliance with Environmental Laws

Through the course of its operating history, the Company has complied with all environmental regulations. These laws on a whole do not have a material effect on the Company’s operations.

Employees

As of December 31, 2007, we had 215 employees, 36 of which are administration and management, 75 of which are manufacturing plant workers, 47 of which are farmers and growers, and 50 of which are marketing and business development representatives.

Item 2.    Description of Property

The Company’s wholly owned facilities include office space, store fronts, storage areas, manufacturing space, and workshops totaling 54,600 square meters located in Harbin, Heilongjiang province of North China. For manufacturing purposes, there is 16,300 square meters of space which include workshops dedicated to soybean process, millet process and cactus process, and other facilities.

Item 3.    Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 11, 2007, the Company received written consents in lieu of a meeting of stockholders from 3 stockholders holding 17,358,950 shares of Common stock representing approximately 51.66% of the 33,608,857 outstanding shares of common stock of the Company (i) approving an amendment to the Company's Bylaws increasing the number of directors authorized to serve on the Board of Directors up to nine (9) and providing that a majority of directors may amend the Bylaws; and (ii) adopting the 2007 Equity Incentive Plan.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

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

	Closing Bid
YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31*	$2.24	$0.89
2nd Quarter Ended June 30*	$2.36	$1.24
3rd Quarter Ended September 30*	$2.02	$1.51
4th Quarter Ended December 31	$2.00	$1.02
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$2.15	$1.74
2nd Quarter Ended June 30	$2.99	$1.79
3rd Quarter Ended September 30	$3.38	$1.90
4th Quarter Ended December 31	$3.20	$1.31
YEAR 2008	High Bid	Low Bid
Period Ended March 28	$1.74	$0.67

* Adjusted for the 1:24.9 reverse split effected on July of 2006.

Holders

As of March 28, 2008 in accordance with our transfer agent records, we had 1411 record holders of our Common Stock, holding 44,479,626 shares.

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

    As the Company has already obtained its Wholly Foreign Owned Entity (WFOE) certificate, it is not regulated by the government restrictions related to the free movement of the Chinese currency.  Therefore, the Company is not restricted in moving funds out of China to pay dividends. However, as the Company foresees using future earnings for working capital and expansion of its business, it does not anticipate the payment of cash dividends in the near future.

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

Results of Operations

For the Fiscal Year Ended December 31, 2007 as Compared to the Fiscal Year Ended December 31, 2006

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2007 and 2006:

	2007	2006

Sales	$15,912,318	$8,401,711

Cost of Sales	6,771,252	3,835,017

Gross Profit	9,141,067	4,566,694

Operating Expenses
Research & Development Expense	136,767	488,404
Selling, general and administrative	2,920,694	1,739,221

Income before other Income and (Expenses)	6,083,605	2,339,069

Other Income and (Expenses)
Subsidy Income	32,877	-
Interest Income	3,216	431
Other Income	-	138
Other Expense	(484)	(176)
Other Income and Expenses Total Other Income and (Expenses)	35,608	393

Income Before Income Taxes (Benefits)	6,119,214	2,339,462

Provision for Income Taxes (Benefits)	-	(3,000,795)

Net Income	$6,119,214	$5,340,257

Other Comprehensive Income
Foreign Currency Translation Adjustment	$1,956,330	568,889

Comprehensive Income	$8,075,544	$5,909,146

Basic and Diluted Income per common share
Basic	$0.16	$0.33
Diluted	$0.15	$0.33

Weighted average common share outstanding
Basic	37,995,417	17,157,810
Diluted	40,176,812	17,157,810

Revenues

Revenues for the year ended 2007 totaled $15,912,318, an increase of $7,510,607 or 89.4% over revenues for the year ended 2006 of $8,401,711.

A breakdown of sales by product categories and as a percentage of total sales is listed below:

		Percentage of 2006 Total Sales		Percentage of 2007 Total Sales
Nutritional Foods	$457,844	5.45%	$2,152,812	13.53%
Dietary Supplements	$1,721,026	20.49%	$3,431,914	21.56%
Cosmetic Products	$69,132	0.82%	$772,370	4.85%
Raw cactus plants	$5,816,960	69.23%	$6,095,632	38.31%
Personal care and other products	$336,749	4.01%	$3,459,590	21.75%

Total	$8,401,711		$15,912,318

Notable products are as follows:

	Revenue	Percentage of Nutritional Foods Sales
Nutritional Foods
Functional Organic Rice	$201,546	9.36%
Soy Milk	$202,483	9.41%
Long Gu Millet	$135,327	6.29%
Dried noodles	$343,729	15.97%
Rice Crackers and biscuits	$158,051	7.34%
Dried herbal mushrooms	$147,738	6.86%
Organic eggs	$398,213	18.50%
Nestle products	$129,359	6.01%
Milk	$121,794	5.66%
Soybeans	$166,200	7.72%

Dietary Supplements	Revenue	Percentage of Dietary Supplements Sales
Cactus based supplements	$308,177	8.98%
Balsamic pear based supplements	$127,395	3.71%
Protein supplements	$152,894	4.46%
Shepherd's purse based supplements	$226,783	6.61%
Multi-vitamin supplements	$128,053	3.73%
Organic teas	$846,622	24.67%
Freeze dried cactus powder	$464,986	13.55%

Personal care and Other Products	Revenue	Percentage of Personal Care and Others Sales
Showerheads	$460,467	13.31%
Induction cooker	$746,791	21.59%
Blood circulation machine	$152,855	4.42%
Ozone purifiers	$178,632	5.16%
Pressure cookers	$611,111	17.66%
Smokeless woks	$525,586	15.19%
Kitchen exhaust vent hoods	$157,340	4.55%

While raw cactus plants which accounts for 38.31% of total revenue still remains the top selling product line, the Company has significantly diversified the concentration of its product mix to other product lines including dietary supplements, personal care and other products, and nutritional food products which account for 21.56%, 21.75% and 13.53% of total revenue respectively.

The 89.4% year-over-year increase in sales was driven by the introduction of new products and the increase in number of total active franchisees.

The nutritional food product line contributed approximately $2,152,812 to total revenues and represents 22.56% of total growth. The personal care and others product line contributed approximately $3,459,590 to total revenues and represents 41.58% of total growth. The dietary supplements product line contributed approximately $3,431,914 to total revenues and represents 22.78% of total growth.

Gross Profit

The Company achieved a gross profit of $9,141,067 in 2007 compared to $4,566,694 in 2006, representing a 100.17% increase year-over-year and a direct result of the 89.4% increase in sales and improved product mix margins. A breakdown of gross margins by product line year-over-year is as follows:

	Gross Margins
	2006	2007
Nutritional Foods	24.99%	44.46%
Dietary Supplements	48.00%	59.09%
Cosmetic Products	71.41%	76.37%
Raw cactus plants	58.45%	61.95%
Personal Care & Others Products	40.00%	70.91%

Overall	54.35%	57.45%

We expect to continue to introduce new products within our existing segments and expect gross margins to remain relatively stable going forward.

Operating Expenses

Our total operating expenses consists mostly of selling, general and administrative costs (SG&A) and a small portion on research and development (R&D). SG&A accounts for expenses associated with sales and  marketing of our products including advertising and travel, costs of maintaining our manufacturing facilities, salaries, and costs associated with being a public company including legal, audit, investor relations.

A breakdown of major operating expenses year on year is as follows:

Operating Expenses	2006	2007

Salary expenses	$100,550	$186,167
Advertising expenses	$151,470	$228,441
Business travel & entertainment expenses	$99,101	$185,742
Manufacturing facilities upkeep expenses	$15,792	$62,638
Legal and Audit fees	$70,075	$121,569
Going Public expense	$850,000	$0
Investor relations expense	$0	$77,500
Directors’ and Officers’ insurance expense	$0	$20,200
Research & Development expenses	$488,404	$136,767
Stock issuance expense for consultants	$0	$212,744
Allowance for doubtful accounts related to related party loans	$0	$347,702

The Company incurred total operating expenses of $3,057,461in 2007, compared to $2,227,625 in 2006.
This represents an increase of $829,836 or 37.25%, year-over-year. This increase is primarily due to the higher SG&A expenses listed above.

SG&A expenses amounted to $2,920,694 or 18.4% of total sales in 2007 compared to $1,739,221or 20.7% of total sales in 2006. If we normalize for the one time $850,000 fee of going public, our SG&A expense for 2006 becomes $889,221 or 10.6% of total sales. The year-over-year increase is primarily due to higher costs related to marketing our brand and products as a result of increased sales.  Additionally, higher consulting, legal, directors’ and officers’ insurance and auditing expenses totaling approximately $432,013 contributed to the increase in SG&A expenses. Lastly, we recorded an allowance for doubtful accounts in the amount of $347,702.

Operating Profit

We achieved a 160.08% year-over-year growth in operating profit, which was $6,083,605 in 2007 compared to $2,339,069 in 2006.

The sizeable growth in operating profit is primarily attributable to our sales growth. Operating margin for 2007 was 38.23%, up from 27.89% in 2006. This reflects the improved operating efficiency and product diversification.

Net Income

Net Income for 2007 was $6,119,214 compared to $5,340,257 for 2006.

Net income for 2006 includes a one time income tax benefit we received as a result of achieving WOFE status. The tax benefit represented $3,000,795 or 56.19% of our total net income for 2006.

Excluding the income tax provision and normalizing for the going public expense, net income in 2006 was $3,189,462. Using this net income figure for 2006 and net income of $6,119,214 in 2007, we achieved a 91.86% year-over-year growth. This increase in net income was mainly due to sales to new franchisees and new products.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, cash and cash equivalents totaled $736,683, compared to $77,867 on December 31, 2006, representing a net increase in cash and cash equivalent of $658,816. The increase was mainly attributable to the increase in our collection of account receivables and other receivables.

The Company had net cash flows used in operations of $1,225,372 for the year ended December 31, 2007, as compared to net cash provided by operations of $8,424,577 for the year ended December 31, 2006.

This variance is mainly to inventory and other receivables.

Cash used in inventory increased friom $929,194 in 2006 to $4,415,033 in 2007 primarily as a result of increased spending on raw materials and finished goods. A breakdown of inventory at December 31, 2007 is as follows:

Packaging materials	$102,707
Raw materials (including soybeans and organic rice materials)	$2,660,601
Work in process	$210,864
Finished goods	$2,552,963

Cash used in other creceivables increased to $2,804,002 in 2007 primarily due to the approximately  RMB13,800,000 (approximately US$1.9 million) made to a organic rice growing project in Donghai, Jiangsu Province, in anticipation of a good harvest year. The advance was not utilized because the actual output of the rice was a lot less than expected. The Company collected the full amount in the first quarter of 2008.

Cash flows used in investing activities were $8,142,669 in the year ended December 31, 2007 compared with a net usage of $8,800,779 in the corresponding period last year. In 2006, we incurred $1,937,126 and $3,798,973 in the purchase of property and equipment and additions to construction in process related to the building of our headquarters and manufacturing facilities. In 2007, our significant investments were related to a $4,112,631 investment advance, a $2,194,774 short term loan, and $1,718,077 in deposits on buildings and land.

In August 2007, the Company made a short tem loan of $2,194,774 to the agriculture production base in Hulan county, Helongjiang Province to help finance the well sinker and irrigation project due to an unexpected severe drought in the northern part of China during the summer of 2007. The purpose of the loan was to support the farmers in order to prevent any further damage to their harvest and to secure the raw materials for the Company’s own production. The loan was intended to be interest free and for a short-term period from August 2007 to March 2008. The management expects the entire loan to be repaid by the end of March 2008.

On December 5, 2007, the Company (“Buyer”) signed an agreement (“Agreement”) with Shanghai Jin Ao Food Co., Ltd. (“Seller”) to purchase its six (6) Soybean Milk production lines for a total of $4,112,631, including production equipments, technique know-how and marketing resources. The Agreement calls for the Company (“Buyer”) to make three installment payments of the full purchase price before January 31, 2008. Once the payments are made in full, the Seller will transfer the ownership of the equipments and all related resources to the Buyer. As of December 31, 2007, the Company made all three installment payments and recorded the entire amount as investment advance since the transaction has not been completed yet. Upon closing of this transaction, the Company will reclassify the amount to fixed assets and other related accounts.

The Company made separate deposits in the total amount of RMB12,532,685 (approximately US$ 1.7 million) on one building in Harbin, one office space in Beijing and a piece of land in Anhui Province it intends to purchase. All purchases are evidenced by purchase agreements and the transactions were not finalized as of December 31, 2007. Once the Company completes the title transfers, the deposits will be reclassified to Property, Plant and Equipment account.

Cash flows provided by financing activities were $9,272,876 for the year ended December 31, 2007 as a result of proceeds received from the issuance of common stock.

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

Item 7.    Financial Statements

CHINA YINGXIA INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

CHINA YINGXIA INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
China Yingxia International, Inc.
Harbin, PRC

We have audited the accompanying consolidated balance sheet of China Yingxia International, Inc., as of December 31, 2007 and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Yingxia International, Inc., as of December 31, 2007 and the results of its operations, changes in stockholders’ equity, and cash flows for each of the two years then ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

March 17, 2008

CHINA YINGXIA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$736,683
Account receivables, net of allowance for doubtful accounts	20,081
Inventory	5,527,135
Tax Receivable	32,317
Short-term loan receivable	2,194,774
Other receivables	3,150,777
Advances to suppliers	1,434,059
Loan Receivable from related parties,net of allowance for doubtful accounts	2,037,551
Total Current Assets	15,133,377

Property and equipment, net of accumulated depreciation
of $3,371,764	15,515,896

Other Assets
Deposits on buildings and land	1,718,077
Investment Advance	4,112,631
Intangible assets, net	666,785
Total other assets	6,497,493

Total Assets	$37,146,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,911
Unearned revenue	6,509
Accrued expenses and other payables	357,976
Total Current Liabilities	367,396

Total Liabilities	367,396

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authroized; - 0 - shares
outstanding at December 31, 2007	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
44,439,787 shares outstanding at December 31, 2007	44,440
Additional paid in capital	16,799,667
Accumulated other comprehensive income	2,885,038
Statutory reserves	901,463
Retained earnings	16,148,762
Total Stockholders' Equity	36,779,370

Total Liabilities and Stockholders' Equity	$37,146,766

See accompanying notes to the consolidated financial statements.

CHINA YINGXIA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

Sales	$15,912,318	$8,401,711

Cost of Sales	6,771,252	3,835,017

Gross Profit	9,141,067	4,566,694

Operating Expenses
Research & Development Expense	136,767	488,404
Selling, general and administrative	2,920,694	1,739,221

Income before other Income and (Expenses)	6,083,605	2,339,069

Other Income and (Expenses)
Subsidy Income	32,877	-
Interest Income	3,216	431
Other Income	-	138
Other Expense	(484)	(176)
Other Income and Expenses Total Other Income and (Expenses)	35,608	393

Income Before Income Taxes (Benefits)	6,119,214	2,339,462

Provision for Income Taxes (Benefits)	-	(3,000,795)

Net Income	$6,119,214	$5,340,257

Other Comprehensive Income
Foreign Currency Translation Adjustment	$1,956,330	568,889

Comprehensive Income	$8,075,544	$5,909,146

Basic and Diluted Income per common share
Basic	$0.16	$0.33
Diluted	$0.15	$0.33

Weighted average common share outstanding
Basic	37,995,417	17,157,810
Diluted	40,176,812	17,157,810

See accompanying notes to the consolidated financial statements.

CHINA YINGXIA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	Preferred Stock		Common Stock		Additonal	Accumulated Other Comprehensive	Statutory	Retained Earnings	Total Stockholders'
	Par value $0.001		Par value $0.001

	Shares	Amount	Shares	Amount	Paid-in Capital	Income	Reserve	Unapprorpiated	Equity

Balance, January 1,2006	59,183	59	4,016,064	$4,016	$7,354,196	$359,819	$854,152	$4,689,291	$13,261,533

Conversion of Preferred Stock	(59,183)	-59	29,592,793	29,593	(29,424)				$110

Additional Capital Contributed	-	-	-	-	-	-	-	-

Comprehensive Income

-Net Income								5,340,257	$5,340,257
-Other Comprehensive Income, net of tax	-	-	-	-	-
-Foreign Currency Translation Adjustments						568,889			$568,889

Total Comprehensive Income

Adjsutment to Statutory Reverve							47,311		$47,311

Balance, December 31,2006	-	-	33,608,857	$33,609	$7,324,772	$928,708	$901,463	$10,029,548	$19,218,100

Issuance of common stock for financing			10,725,130	10,725	9,262,151				9,272,876

Issuance of common stock for consulting services			105,800	106	212,744				212,850

Comprehensive Income

-Net Income								6,119,214	6,119,214
-Other Comprehensive Income, net of tax
-Foreign Currency Translation Adjustments						1,956,330			1,956,330

Total Comprehensive Income

Balance, December 31,2007	-	-	44,439,787	$44,440	$16,799,667	$2,885,038	$901,463	$16,148,762	$36,779,370

See accompanying notes to the consolidated financial statements.

CHINA YINGXIA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006

Cash Flows From Operating Activities:
Net income	$6,119,214	$5,340,257
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	814,831	542,807
Allowance for doubtful accounts	347,439	-
Amortization of stock compensation for consulting services

Changes in operating assets and liabilities:
Accounts receivable	(32,459)	675,403
Inventory	(4,415,033)	(929,194)
Tax Receivable	(32,317)	-
Prepaid expenses	95,479	(91,457)
Other receivable	(2,804,002)	2,759,017
Advances to suppliers	(988,804)	3,510,157
Accounts payable	(346,588)	(150,335)
Unearned revenue	6,509	-
Taxes payable	-	(2,934,115)
Accrued expenses and other payables	(202,489)	(297,963)

Cash provided by (used in) operating activities	(1,225,372	8,424,577

Cash Flows From Investing Activities:
Purchase of property and equipment	(290,126)	(1,937,126)
Purchase of patent	(362,040)	(300,081)
Investment Advance	(4,112,631)
Advance to affiliate	-	(2,764,599)
Short term loan	(2,194,774)	-
Deposits on buildings and land	(1,718,077)	-
Collections on loans to related party	534,979	-
Additions to construction in process	-	(3,798,973)

Cash used in investing activities	(8,142,669)	(8,800,779)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	9,272,876	-
Payment of notes payable	-	(210,652)

Cash provided by (used in) financing activities	9,272,876	(210,652)

Effect of exchange rate changes on cash and cash equivalents	753,982	629,818

Increase in cash and cash equivalents	658,816	42,964

Cash and Cash Equivalents - Beginning of year	77,867	34,903

Cash and Cash Equivalents - End of year	$736,683	$77,867

Supplemental disclosures of cash flow information:

1 Interest paid	$-	$-
2 Income Taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for consulting services	$212,850	$-

See accompanying notes to the consolidated financial statements.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivables

Accounts receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.  The allowance for doubtful accounts was $213,664 and $191,971 as of December 31, 2007 and 2006, respectively. The Company does not maintain a large balance of accounts receivable due to the nature of its business, and the collections on the Company’s accounts receivable has been generally good. Except for the above reserved allowance, the Company has not encountered any uncollected accounts receivable.

Inventories

Inventories are composed of raw materials and packing materials for manufacturing, work in process, and finished goods. Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives as below:

Category	Estimated Useful Lives
Machinery & Equipment	4-5 years
Automobiles	7 years
Buildings	15-40 years

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. The advance to suppliers totaled $1,434,059 as of December 31, 2007.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

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

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday (See Note 11) expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

Revenue recognition

The Company recognizes revenue on product sales when products are delivered and the title passes to the customers and collection is reasonably assured.

Cost of revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award. And it is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development

Research and development costs are related primarily to the Company developing its intellectual property. Research and development costs are expenses as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are warrants available for dilution purposes as of December 31, 2007

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that   are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by   measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial   statements.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations , was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

3.   INVENTORY

Packing Materials	$102,707
Raw Materials	2,660,601
Work in process	210,864
Finished Goods	2,552,963

Total	$5,527,135

No allowance for inventory was made for the year ended December 31, 2007.

4.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31, 2007:

Machinery & Equipment	$5,877,054
Automobiles	405,054
Buildings	10,387,500
Sub total	16,669,608
Less: Accumulated Depreciation	(3,371,764)
Construction in progress	2,218,052
Total property, plant & Equipment, net	$15,515,896

Depreciation expense for the years ended December 31, 2007 and 2006 was $790,618 and $536,805, respectively.

5.	INTANGIBLE ASSETS

Intangible assets include land use right and patent right.

Land use right – all land in the People’s Republic of China is government owned and cannot be sold to any individual or company. Instead, the government grants the user a “Land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over 50 years.

Patent – capitalized patent costs represent the acquisition costs paid for exclusive use of the patented organic rice seeds.  Capitalized patent costs are amortized on a straight method over the related patent term of 15 years.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

5. INTANGIBLE ASSETS (Continued)

Net intangible assets at December 31, 2007 were as follows:

Land use right	$424,271
Patent	274,175
Less: Accumulated amortization	(31,661)

Intangible assets, net	$666,785

Amortization expense for the years ended December 31, 2007 and 2006 amounted to $24,213 and $6,002, respectively.

6.  OTHER RECEIVABLES

Other receivables typically represent cash advances to employees and sales representatives for normal business purposes. Included in the other receivables was also an advanced payment in the amount of RMB13,800,000 (approximately US$1.9 million) made to a organic rice growing project in Donghai, Jiangsu Province, in anticipation of a good harvest year. The advance was not utilized because the actual output of the rice was less than expected. The Company collected the full amount in the first quarter of 2008.

7. RELATED PARTY LOANS

As of December 31, 2007, the Company has loans receivable from related parties in the amount of $2,037,551. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and are due upon demand. The Company expects to collect most of the outstanding loans in the next few months. An allowance for doubtful accounts in the amount of $347,702 was recorded for the year ended December 31, 2007.

8. SHORT TERM LOAN RECEIVABLE

In August 2007, the Company made a short tem loan of $2,194,774 to the agriculture production base in Hulan county, Helongjiang Province to help finance the well sinker and irrigation project due to an unexpected severe drought in the northern part of China during the summer of 2007. The purpose of the loan was to support the farmers in order to prevent any further damage to their harvest and to secure the raw materials for the Company’s own production. The loan was intended to be interest free and for a short-term period from August 2007 to March 2008. The management expects the entire loan to be repaid by the end of March 2008.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

9. DEPOSITS ON BUILDINGS AND LAND

The Company made separate deposits in the total amount of RMB12,532,685 (approximately US$ 1.7 million) on one building in Harbin, one office space in Beijing and a piece of land in Anhui Province it intends to purchase. All purchases are evidenced by purchase agreements and the transactions were not finalized as of December 31, 2007. Once the Company completes the title transfers, the deposits will be reclassified to Property, Plant and Equipment account.

10. INVESTMENT ADVANCE

On December 5, 2007, the Company (“Buyer”) signed an agreement (“Agreement”) with Shanghai Jin Ao Food Co., Ltd. (“Seller”) to purchase its six (6) Soybean Milk production lines for a total amount of RMB 30,000,000 (approximately US$4.1 million), including production equipments, technique know-how and marketing resources. The Agreement calls for the Company (“Buyer”) to make three installment payments of the full purchase price before January 31, 2008. Once the payments are made in full, the Seller will transfer the ownership of the equipments and all related resources to the Buyer. As of December 31, 2007, the Company made all three-installment payments and recorded the entire amount as investment advance since the transaction has not been completed yet. Upon closing of this transaction, the Company will reclassify the amount to fixed assets and other related accounts.

11.  INCOME TAXES

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

11.  INCOME TAXES (Continued)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to all Companies, including both domestic companies and foreign-invested companies, will be 25%, replacing the current applicable tax rate of 33%. However, companies previously being approved for any income holiday will not be subject to the new enacted tax rate until the holiday runs out.

12. STATUTORY RESERVES

Pursuant to the laws of People’s Republic of China, the Company is required to maintain certain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserves include surplus reserve fund, common welfare fund and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is generally required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. However, the laws exclude the companies owned by foreign entities. The Company’s operating subsidiary, Harbin Yingxia, became a foreign owned entity in 2007 upon acquisition by the Company. Therefore, it is exempted from making any more mandatory reserves. It is at the management’s discretion whether to make any additional reserves.  For the year ended December 31, 2007, the Company elected not to make any additional funds to this reserve.

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006
12. STATUTORY RESERVES (Continued)

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. Making any additional common welfare reserve becomes voluntary for the Company because its foreign entity status. For the year ended December 31, 2007, the Company elected not to make any additional funds to this reserve.

This fund can only be utilized on capital items for the collective benefit of the Company ’ s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund during 2007.

The following represents the accumulated balances of the appropriations as of December 31, 2007:

Surplus Reserve	$600,975
Common Welfare Reserve	300,488

Total	$901,463

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

13. SEGMENT REPORTING

The company operates in one operating segment in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Although the Company develops, manufactures and commercializes various products such as nutritional food products, dietary supplements, cosmetic products, raw cactus plants and personal care products etc., the Company’s chief operating decision maker reviews and evaluates one set of combined financial information deciding how to allocate resources and in assessing performance.

For the year ended December 2007, the Company’s sales revenue from various products are as follows:

Nutritional Food Products	$2,152,812
Dietary Supplements	3,431,914
Cosmetic Products	772,370
Raw cactus plants	6,095,632
Personal Care Products & others	3,459,590

Total	$15,912,318

All the Company’s revenue were generated in China. The Company’s sales in foreign nations represent pilot programs that as of yet have not become full-scale operations.

14. STOCKHOLDERS’ EQUITY

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

14. STOCKHOLDERS’ EQUITY (Continued)

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

B. Warrants

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

Following is a summary of the status of warrants outstanding as of December 31, 2007:

	Outstanding Warrants

Exercise Price	Number	Average Remaining Life

$1.50	1,000,000	4.79

$2.00	4,362,565	4.92

	5,362,565

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMER 31, 2007 AND 2006

14. STOCKHOLDERS’ EQUITY (Continued)

C. Stock issued for consulting services

105,800 shares of common stock were issued as full compensation to several consultants for certain consulting services provided to the Company.  An amount of $212,744, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was amortized and included in the Statements of Income as a part of general and administrative expenses.

As a result of these offerings, the Company issued a total of 10,830,930 shares of its common stock. As of December 31 2007, there are 44,439,787 shares of common stock outstanding and no preferred stock.

15. COMMITMENTS AND CONTINGENCIES

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

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

ITEM 8A(T)               CONTROLS AND PROCEDURES

  (a) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified some material weaknesses in our internal control over financial reporting.

•
We lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews.

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.    Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 31, 2008.

Name	Age	Position	Date Appointed Director

Yingxia Jiao	56	President, Chief Executive Officer, Chief Financial Officer and Chairwoman	May 12, 2006

Lixue Deng	28	Director	May 29, 2007

Dr. Zhaobo Wang	53	Director	February 8, 2007

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

Lixue Deng was appointed on May 29, 2007 as a member of the Board of Directors Mr. Deng is the son of Yingxia Jiao, our Chairwoman, Chief Executive Officer and Chief Financial Officer, and has been working for Harbin Yingxia since 2004.  Mr. Deng studied business management at the University of Essex in Colchester, UK from 2000-2003.

Dr. Zhaobo Wang was appointed as an independent Director on February 8, 2007 and serves on the Nominating and Corporate Governance Committee and is also the acting Chairman of the Audit Committee. Dr. Wang is a distinguished educator with business experience. Dr. Wang has been a professor of Operations Management/Business Statistics of Fairleigh Dickinson University (FDU) since 1992. He established the Chinese American Business Institute at FDU where he serves as the first director. Dr. Wang was elected as the first ever Asian-American school board member of Edison Township. Dr. Wang received his Ph.D. in Operations Management in 1992 and MBA in Management Information Systems in1990 from Rutgers University.

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

Mr. Wang serves as Acting Chairman of the Audit Committee and is an independent director.

Code of Ethics

On May 12, 2006 pursuant to the Reverse Merger, we adopted a new Code of Ethics that applies to our principal executive officer and principal financial officer. This new Code of Ethics replaces the prior Code of Ethics adopted November 12, 2003 and is attached as Exhibit 14.1.

Significant Employees

None.

Family Relationships

Mr. Deng is the son of our chairwoman, Ms. Jiao.

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

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth in U.S. dollars all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Yingxia Jiao,(1)	2007	15,000	0	0	0	0	0	0	15,000
Chief Executive Officer,	2006	12,000	0	0	0	0	0	0	12,000
Chief Financial Officer,
President

Brian Hauff,(2)	2007	0	0	0	0	0	0	0	0
Chief Executive Officer,	2006	0	0	0	0	0	0	0	0
Chief Financial Officer,
President

(1)
Ms. Jiao was appointed as our President, Chief Executive Officer and Chief Financial Officer on May 12, 2006 pursuant to the Reverse Merger. Prior to the Reverse Merger, she earned $10,000 as an officer of Yingxia.

(2)	Mr. Hauff resigned as President, Chief Executive Officer and Chief Financial Officer on May 12, 2006 pursuant to the Reverse Merger.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this report.

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

On May 22, 2007, we accepted the resignation of Gerald Montiel from his position with us as an independent member of the Board of Directors and canceled the independent director’s agreement with Mr. Montiel. His resignation was not a result of any disagreement with us.

On May 29, 2007, the Board of Directors appointed Lixue Deng as a member of the Board of Directors to fill Mr. Montiel’s vacancy.  Mr. Deng is the son of Yingxia Jiao, our Chairwoman, Chief Executive Officer and Chief Financial Officer. His annual salary is $36,000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 31, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Yingxia Jiao(1)	15,348,800	34.51%

Common Stock	Dr. Zhaobo Wang	10,000	0.02%

Common Stock	Lixue Deng(1)	1,512,000	3.39%

Common Stock	Lantin Deng(3)	4,801,600	10.79%

Common Stock	All officers and directors as a group (3 in number)	20,650,400	37.93%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is Harbin Yingxia Industrial Co., Ltd, No.300, Xidazhi Street Nangang, Harbin Heilongjiang  China 150001.

(2) Based on 44,479,626 shares of Common Stock issued and outstanding as of March 28, 2008.

(3)  Mr Deng is the husband of our Chairwoman and CEO.

Item 12.    Certain Relationships and Related Transactions.

As of December 31, 2007, the Company has loans receivable from related parties in the amount of $2,037,551. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and are due upon demand. The Company expects to collect most of the outstanding loans in the next few months. An allowance for doubtful accounts in the amount of $347,702 was recorded for the year ended December 31, 2007.

Item 13.    Exhibits and Reports on Form 8K.

a)	Exhibits
EXHIBIT INDEX

The following exhibits are incorporated by reference or included as part of this report:

Exhibit No.	Title of Document	Location

2.1	Agreement of Merger and Plan of Reorganization among Agronix, Inc., Agronix Acquisition Corp., and Warner Nutraceutical International, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed May 12, 2006

3.1.1	Articles of Incorporation	Incorporated by reference to Form 10-SB filed May 17, 2000

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-SB filed May 17, 2000

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 2, 2007

3.1.4	Certificate of Designation of Class A Preferred Stock	Incorporated by reference as Exhibit 10.1 to Form 8-K filed May 12, 2006

3.2	Bylaws	Incorporated by reference to Form 10-SB filed May 17, 2000

10.1	Subsidiary Purchase Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K filed May 12, 2006

14.1	Code of Ethics	Incorporated by reference to Form 10-KSB filed April 2, 2007

21.1	Subsidiaries	Incorporated by reference to Form 10-KSB filed April 2, 2007

31.1
Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

b) Reports on Form 8-K:

On November 28, 2007, the Company filed a report on Form 8K disclosing its unaudited operating results for the third quarter of 2007

Item 14.    Principal Accounting Fees and Services.

Audit Fees

    For the Company’s fiscal years ended December 31, 2007 and 2006, we were billed approximately $ $72,528 and $50,000 for professional services rendered for the audit and review of our financial statements filed with the Securities and Exchange Commission for our years ended December 31, 2007 and 2006, respectively.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YINGXIA INTERNATIONAL, INC.

Date: March 28, 2008	By:	/s/ Yingxia Jiao
YINGXIA JIAO
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chairwoman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yingxia Jiao YINGXIA JIAO	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chairwoman	March 28, 2008

/s/ Lixue Deng Lixue Deng	Director	March 28, 2008

/s/ Dr. Zhaobo Wang DR. ZHAOBO WANG	Director	March 28, 2008