Form 10KSB/A
period 2006-12-31
China Yingxia International, Inc.
filed 2008-04-09
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3 to Form 10KSB
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

Inventories
Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis. As of December 31, 2006, our inventory only included packing materials and finished goods. We did not have any works in progress.

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

CHINA YINGXIA INTERNATIONAL, INC.
(PARENT-ONLY)

FINANCIAL STATEMENTS

DECEMBER 31, 2006

CHINA YINGXIA INTERNATIONAL, INC.
(PARENT-ONLY)

CHINA YINGIXA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED BALANCE SHEET
December 31, 2006

ASSETS

Investment in Subsidiary	$33,609

Total Assets	$33,609

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; - 0 -
shares outstanding at December 31, 2006
Common stock, $0.001 par value, 100,000,000 shares authorized;
33,608,857 shares issued and outstanding as of December 31, 2006	33,609
Additional paid-in-capital	-
Retained earnings-unappropriated	-
Total Stockholders' Equity	33,609

Total Liabilities and Stockholders' Equity	$33,609

CHINA YINGIXA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Selling, general and administrative	61,527	715,246

Income before other Income and (Expenses)	(61,527)	(715,246)

Other Income and (Expenses)
Interest Income	2	12
Gain on settlement of debt	95,952

Income (loss) Before Income Taxes (Benefits)	34,427	(715,234)

Provision for Income Taxes (Benefits)	-	-

Net Income (loss)	$34,427	$(715,234)

Basic and diluted income per common share	$0.00	$(0.02)

Weighted average number of common shares	17,157,810	41,936,000

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

						Retained
	Preferred Stock		Common Stock			Earnings
	par value $0.001		par value $.001		Additional	(Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficits)	Total

Balance, January 1, 2005	-	$-	38,191,197	38,191	$6,073,013	$(6,464,993)	$(353,789)

Issuance of common stock			6,996,847	6,997	334,198		341,195

Recapitalization on reverse acquision	1,473,649	1,473	54,811,956	54,812	(56,285)		-

Reverse split (note 1) 24.9:1	(1,414,466)	(1,414)	(95,983,936)	(95,984)	97,398		-

Net loss						(715,234)	(715,234)

Balance, December 31, 2005	59,183	59	4,016,064	$4,016	$6,448,324	$(7,180,227)	$(727,828)

Covervsion of Preferred Stock (Note 1)	(59,183)	(59)	29,592,793	29,593	(29,424)		110
							-
Net income from January 1, 2006 to May 12, 2006						34,427	34,427
							-
Effect of reverse acquisition occurred on May 12, 2006					(6,418,900)	7,145,800	726,900

Balance December 31, 2006	-	$-	33,608,857	$33,609	$-	$-	$33,609

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$34,427	$(715,234)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	88	389
Stock-based compensation		88,750
Consulting fees paid thorugh the issuance of common stocks	-	345,186
Gain on settlement of debt	(95,952)	-

Changes in operating assets and liabilities:
Receivables	9,121	(5,470)
Prepaid expenses	38	(407)
Accounts payable and accrued liabilities	53,734	255,751

Cash provided by (used in) operating activities	1,456	(31,035)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	-

Cash (used in) investing activities	-	-

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	-	28,225
Payment to shareholders upon reverse merger	(5,827)	-

Cash provided by (used in) financing activities	(5,827)	28,225

Increase (Decrease) in cash and cash equivalents	(4,371)	(2,810)

Cash and Cash Equivalents - Beginning of year	4,371	7,181

Cash and Cash Equivalents - Ending of year	$-	$4,371

Supplemental disclosures of cash flow information
During the year, cash was paid for the following:
Interest	-	-
Taxes	$-	$-

Non-cash investing and financing activities:

Share issued for settlement of debt	$-	$65,559
Share issued for consulting services	$-	$186,541

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMER 31, 2006

1.  ORGANIZATION AND BASIS OF PRESENTATION

China Yingxia International (the “Company” or “China Yingxia”) was incorporated in the State of Florida on May 6, 1996 and formerly known as Agronix, Inc. (“Agronix”).

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

For accounting purpose, the transaction has been accounted for as a reverse acquisition under the purchase method. Accordingly, WNI and its subsidiary are treated as the continuing entity for accounting purposes. Following the merger, Agronix filed Certificate of Amendment and changed its name to China Yingxia International, Inc.

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

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMER 31, 2006

1.  ORGANIZATION AND BASIS OF PRESENTATION (Continued)

The Company’s condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The condensed financial statements of China Yingxia include the accounts of the Company only.

The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements and the accompanying notes thereto.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment in subsidiaries

Investment in subsidiary refers to the 100% shareholding in Warner Nutraceutical International Inc., which the Company acquired through the reverse acquisition on May 12, 2006.

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

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMER 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3. STOCKHOLDERS’ EQUITY

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: April 8, 2008	By:	/s/ Yingxia Jiao
YINGXIA JIAO
President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yingxia Jiao YINGXIA JIAO	President, Chief Executive Officer, Chief Financial Officer and Chairman	April 8, 2008

/s/ Lixue Deng Lixue Deng	Director	April 8, 2008

/s/ Dr. Zhaobo Wang DR. ZHAOBO WANG	Director	April 8, 2008