Form 10KSB/A
period 2007-12-31
China Yingxia International, Inc.
filed 2008-04-09
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to Form 10K-SB

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

Following is a summary of the status of warrants outstanding as of December 31, 2007:

	Outstanding Warrants

Exercise Price	Number	Average Remaining Life

$1.50	1,000,000	4.79

$2.00	4,362,500	4.92

	5,362,500

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

CHINA YINGXIA INTERNATIONAL, INC.
(PARENT-ONLY)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

CHINA YINGXIA INTERNATIONAL, INC.
(PARENT-ONLY)

CHINA YINGIXA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED BALANCE SHEET
December 31, 2007

ASSETS
Current assets:
Cash and Cash Equivalents	$19,331
Total Current Assets	19,331

Other assets:
Investment in Subsidiary	9,176,485
Total Other Assets	9,176,485

Total Assets	$9,195,816

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; - 0 -
shares outstanding at December 31, 2006	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
44,439,787 shares issued and outstanding as of December 31, 2007	44,440
Additional paid-in-capital	9,474,895
Retained earnings-unappropriated	(323,519)
Total Stockholders' Equity	9,195,816

Total Liabilities and Stockholders' Equity	$9,195,816

CHINA YINGIXA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Selling, general and administrative	323,519	61,527

Income before other Income and (Expenses)	(323,519)	(61,527)

Other Income and (Expenses)
Interest Income	-	2
Gain on settlement of debt	-	95,952

Income (loss) Before Income Taxes (Benefits)	(323,519)	34,427

Provision for Income Taxes (Benefits)	-	-

Net Income (loss)	$(323,519)	$34,427

Basic and diluted income per common share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average number of common shares
Basic	37,995,417	17,157,810
Diluted	40,176,812	17,157,810

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

						Retained
	Preferred Stock		Common Stock			Earnings
	par value $0.001		par value $.001		Additional	(Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficits)	Total

Balance, January 1, 2006	59,183	$59	4,016,064	4,016	$6,448,324	$(7,180,227)	$(727,828)

Covervsion of Preferred Stock (Note 1)	(59,183)	(59)	29,592,793	29,593	(29,424)		110
							-
Net income from January 1, 2006 to May 12, 2006						34,427	34,427
							-
Effect of reverse acquisition occurred on May 12, 2006					(6,418,900)	7,145,800	726,900

Balance, December 31, 2006	-	-	33,608,857	$33,609	$-	$-	$33,609

Issurance of common stock for financing			10,725,130	10,725	9,262,151		9,272,876

Issuance of common stock for consulting services			105,800	106	212,744		212,850

Net income (loss)						(323,519)	(323,519)

Balance December 31, 2007	-	$-	44,439,787	$44,440	$9,474,895	$(323,519)	$9,195,816

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

Cash Flows From Operating Activities:
Net income (loss)	$(323,519)	$34,427
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	88
Consulting fees paid thorugh the issuance of common stocks	212,850	-
Gain on settlement of debt	-	(95,952)

Changes in operating assets and liabilities:
Receivables	-	9,121
Prepaid expenses	-	38
Accounts payable and accrued liabilities	-	53,734

Cash provided by (used in) operating activities	(110,669)	1,456

Cash Flows From Investing Activities:
Purchase of property and equipment	-	-

Cash (used in) investing activities	-	-

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	9,272,876	-
Payment to shareholders upon reverse merger	-	(5,827)
Payment on investment in subsidiary	(9,142,876)	-

Cash provided by (used in) financing activities	130,000	(5,827)

Increase (Decrease) in cash and cash equivalents	19,331	(4,371)

Cash and Cash Equivalents - Beginning of year	-	4,371

Cash and Cash Equivalents - Ending of year	$19,331	$-

Supplemental disclosures of cash flow information
During the year, cash was paid for the following:
Interest	-	-
Taxes	$-	$-

Non-cash investing and financing activities:

Share issued for consulting services	$212,850	$-

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMER 31, 2007

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
DECEMER 31, 2007

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

Investment in subsidiary

Investment in subsidiary refers to the 100% shareholding in Warner Nutraceutical International Inc., which the Company acquired through the reverse acquisition on May 12, 2006. The Company invested additional $9,142,876 in WNI upon completion of its July and August 2007 financing.

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMER 31, 2007

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

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMER 31, 2007

3. STOCKHOLDERS’ EQUITY (Continued)

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

Following is a summary of the status of warrants outstanding as of December 31, 2007:

	Outstanding Warrants

Exercise Price	Number	Average Remaining Life

$1.50	1,000,000	4.79

$2.00	4,362,500	4.92

	5,362,500

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMER 31, 2007

3. STOCKHOLDERS’ EQUITY (Continued)

C. Stock issued for consulting services

105,800 shares of common stock were issued as full compensation to several consultants for certain consulting services provided to the Company.  An amount of $212,744, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was amortized and included in the Statements of Operations as a part of general and administrative expenses.

As a result of these offerings, the Company issued a total of 10,830,930 shares of its common stock. As of December 31 2007, there are 44,339,787 shares of common stock outstanding and no preferred stock.

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: April 9, 2008	By:	/s/ Yingxia Jiao
YINGXIA JIAO
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chairwoman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yingxia Jiao YINGXIA JIAO	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chairwoman	April 9, 2008

/s/ Lixue Deng Lixue Deng	Director	April 9, 2008

/s/ Dr. Zhaobo Wang DR. ZHAOBO WANG	Director	April 9, 2008