Form 10-Q
period 2008-03-31
China Yingxia International, Inc.
filed 2008-05-15
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 000-15893

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

 The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2008 is 44,479,787 shares of common stock.

CHINA YINGXIA INTERNATIONAL, INC.
FORM 10-Q

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CHINA YINGXIA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

CHINA YINGXIA INTERNATIONAL, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at March 31, 2008 (unaudited) and December 31, 2007(Audited)	F-1

Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4 - F-17

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,877,784	$736,683
Account receivables, net of allowance for doubtful accounts	35,401	20,081
Inventory	8,680,380	5,527,135
Tax Receivable	-	32,317
Short-term loan receivable	-	2,194,774
Other receivables	1,245,453	3,150,777
Advances to suppliers	1,705,969	1,434,059
Loan Receivable from related parties	655,657	2,037,551
Total Current Assets	15,200,644	15,133,377

Property and equipment, net of accumulated depreciation	15,953,958	15,515,896

Other Assets
Deposits on buildings and land	3,026,196	1,718,077
Investment Advance	4,734,740	4,112,631
Intangible assets, net	686,452	666,785
Total other assets	8,447,389	6,497,493

Total Assets	$39,601,990	$37,146,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$114,871	$2,911
Unearned revenue	38,139	6,509
Tax Payable	127,845	-
Accrued expenses and other payables	303,340	357,976
Total Current Liabilities	584,195	367,396

Total Liabilities	584,195	367,396

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; - 0 - shares
outstanding at March 31,2008 and December 31, 2007	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
44,479,787 and 44,439,787 shares outstanding at March 31,2008
and December 31, 2007, respectively	44,480	44,440
Additional paid in capital	16,841,627	16,799,667
Accumulated other comprehensive income	4,369,093	2,885,038
Statutory reserves	901,463	901,463
Retained earnings	16,861,132	16,148,762
Total Stockholders' Equity	39,017,795	36,779,370

Total Liabilities and Stockholders' Equity	$39,601,990	$37,146,766

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31,2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Sales	$2,111,904	$1,657,891

Cost of Sales	824,634	790,106

Gross Profit	1,287,270	867,785

Operating Expenses
Research & Development Expense	-	-
Selling, general and administrative	490,340	316,603

Income before other Income and (Expenses)	796,930	551,182

Other Income and (Expenses)
Subsidy Income	-	-
Interest Income	122
Other Income	-
Other Expense	(139)	(43)
Other Income and Expenses	(17)	(43)

Income Before Income Taxes (Benefits)	796,913	551,139

Provision for Income Taxes (Benefits)	84,543

Net Income	$712,370	$551,139

Other Comprehensive Income
Foreign Currency Translation Adjustment	1,484,055	204,279

Comprehensive Income	$2,196,425	$755,418

Basic and Diluted Income per common share
Basic	$0.02	0.02
Diluted	$0.01	0.02

Weighted average common share outstanding
Basic	44,454,732	33,608,857
Diluted	49,711,497	33,608,857

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,2008 and 2007

		Three Months Ended March 31,
		2008	2007
		(Unaudited)
Cash Flows From Operating Activities:
Net income		$712,370	$551,139
Adjustments to reconcile net income to net cash
	provided by (used in) operating activities:
	Depreciation and amortization	238,439	166,442
	Amortization of stock-based compensation	42,000	-

	Changes in operating assets and liabilities:
	Accounts receivable	(15,320)	(151)
	Inventory	(3,153,245)	(178,050)
	Tax Receivable	32,317	-
	Prepaid expenses	-	95,479
	Other receivable	1,905,324	(302,131)
	Advances to suppliers	(271,911)	(166,483)
	Accounts payable	111,960	657,518
	Unearned revenue	31,630	1,295
	Taxes payable	127,845	34,857
	Accrued expenses and other payables	(54,636)	(2,423)

	Cash provided by (used in) operating activities	(293,227)	857,492

Cash Flows From Investing Activities:
	Purchase of property and equipment	(28,151)	(1,811)
	Purchase of patent/land use right	-	(98,579)
	Investment Advance	(622,109)	-
	Collection of Short term loan	2,194,774	-
	Deposits on buildings and land	(1,308,119)	-
	Collections on loans to related party	1,381,894	265,046
	Additions to construction in process	(109,714)	(280,360)

	Cash provided by (used in) investing activities	1,508,575	(115,704)

Cash Flows From Financing Activities:
	None	-	-

	Cash provided by (used in) financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents		925,753	136,016

Increase in cash and cash equivalents		2,141,101	877,804

Cash and Cash Equivalents - Beginning of period		736,683	77,867

Cash and Cash Equivalents - End of period		$2,877,784	$955,671

Supplemental disclosures of cash flow information:

1	Interest paid	$-	$-
2	Income Taxes paid	$-	$-

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

On July 21, 2006, the Company’s board of directors approved a reverse stock split on both common stock and preferred stock.  Each 24.9 shares of the Company's Common Stock and Class A Preferred Stock were converted into one (1) share of Common Stock and one (1) share of Class A Preferred Stock, respectively. Simultaneously, all of the preferred shares were converted into common shares at ration of 1 to 500 and the preferred shares were cancelled.

The Company operates its business through its wholly-owned subsidiary Harbin Yingxia Business Group, Ltd. (" Harbin Yingxia"), a joint stock corporation organized and existing under the laws of the People's Republic of China (“PRC”) in 1998. Harbin Yingxia is engaged in the development, manufacture and distribution of organic nutritional food products and dietary supplements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2007 Form 10-KSB.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements of China Yingxia International, Inc. include the accounts of the Company and its wholly owned subsidiaries, WNI and Harbin Yingxia.  All significant inter-company balances and transactions are eliminated in consolidation.

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiary, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the places of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiary to present them in conformity with US GAAP.

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivables

Accounts receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.  The allowance for doubtful accounts was $120,928 as of March 31, 2008.  The Company does not maintain a large balance of accounts receivable due to the nature of its business, and the collections on the Company’s accounts receivable has been generally good. Except for the above reserved allowance, the Company has not encountered any uncollected accounts receivable.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. The advance to suppliers totaled $1,705,969 as of March 31, 2008.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday (See Note 10) expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are warrants available for dilution purposes as of March 31, 2008

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

3.   INVENTORY

	March 31, 2008	December 31, 2007

Packing Materials	$63,688	$102,707
Raw Materials	5,937,207	2,660,601
Work in process	321,795	210,864
Finished Goods	2,357,690	2,552,963

Total	$8,680,380	$5,527,135

No allowance for inventory was made for the three months ended March 31, 2008 and 2007.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

4.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Machinery & Equipment	$3,051,898	$2,906,024
Automobiles	421,378	405,054
Buildings	13,896,910	13,358,530
Sub total	17,370,186	16,669,608
Less: Accumulated Depreciation	(3,743,995)	(3,371,764)
Construction in progress	2,327,766	2,218,052

Total property, plant & Equipment, net	$15,953,958	$15,515,896

Depreciation expense for the three months ended March 31, 2008 and 2007 was $231,384 and $166,442, respectively.

5.	INTANGIBLE ASSETS

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

Net intangible assets at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Land use right	$441,370	$424,271
Patent	285,225	274,175
Less: Accumulated amortization	(40,143)	(31,661)

Intangible assets, net	$686,452	$666,785

Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $7,055 and $0, respectively.

6.  OTHER RECEIVABLES

Other receivables typically represent cash advances to employees and sales representatives for normal business purposes. As of March 31, 2008 the Company has other receivables in the amount of US$1,245,453. Considering some of the cash advance need to be reclassified as expense reimbursements, an allowance in the amount of $478,415 was recorded as of March 31, 2008.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

7. RELATED PARTY LOANS

As of March 31, 2008, the Company has loans receivable from related parties in the amount of $655,657. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and are due upon demand. The Company expects to collect most of the outstanding loans in the next few months.

8.  DEPOSITS ON BUILDINGS AND LAND

The Company made separate deposits in the total amount of RMB21,219,685 (approximately US$ 3,026,196) on one building in Harbin, one office space in Beijing and a piece of land in Anhui Province it intends to purchase. All purchases are evidenced by purchase agreements and the transactions were not finalized as of March 31, 2008. Once the Company completes the title transfers, the deposits will be reclassified to Property, Plant and Equipment account.

9. INVESTMENT ADVANCE

a)  On December 5, 2007, the Company (“Buyer”) signed an agreement (“Agreement”) with Shanghai Jin Ao Food Co., Ltd. (“Seller”) to purchase its six (6) Soybean Milk production lines for a total amount of RMB 30,000,000 (approximately US$4.1 million), including production equipments, technique know-how and marketing resources. The Company (“Buyer”) made three installment payments of the full purchase price before January 31, 2008.  Though the ownership of the equipments have been transferred to the Company, the related resources such as marketing and distribution have not been completed, therefore, the Company recorded the entire amount as investment advance as of March 31, 2008.  Upon closing of this transaction, the Company will reclassify the amount to fixed assets and other related accounts.

b) On January 23, 2008, the Company registered ‘China Xianhe India Private Limited” in New Deli, India. RMB2,000,000 (approximately US$285,225) was made an advance as initial start up cost as of March 31, 2008.  The Company is expected to expand its dietary supplement products into Indian market in the next several months.

c) On February 28, 2008, the Company signed a letter of Intent with Guangzhou Chichi Network Technology Development Co., Ltd. (“Guangzhou Technology”), and Guangzhou Chichi Network Supermarket Chain Co., Ltd. (“Guangzhou Supermarket Chain”), together known as the Chichi Wang companies.  Subsequent to this agreement, the Company spent RMB1,200,000 (approximately US$171,000) to finalize the acquisition on April 25, 2008.

The Company is expected to expand its distribution channel, customer base and sales revenue by utilizing Chi Chi Wang’s online network in Southern China.

10.  INCOME TAXES

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are subject to tax at a statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income.

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

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to all Companies, including both domestic companies and foreign-invested companies, is 25%, replacing the prior applicable tax rate of 33%. However, companies previously being approved for any income holiday will not be subject to the new enacted tax rate until the holiday runs out.

To continue with its WOFE tax holiday of tax rate reduction by 50% for three years, the Company is subject to 12.5% of income tax rate from January 1, 2008 to December 31, 2010.  For the three months ended March 31, 2008, the Company has income tax provision of US$84,543

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

11. STATUTORY RESERVES

Pursuant to the laws of People’s Republic of China, the Company is required to maintain certain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserves include surplus reserve fund, common welfare fund and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is generally required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. However, the laws exclude the companies owned by foreign entities. The Company’s operating subsidiary, Harbin Yingxia, became a foreign owned entity in 2007 upon acquisition by the Company. Therefore, it is exempted from making any more mandatory reserves. It is at the management’s discretion whether to make any additional reserves.  For the three months ended March 31, 2008, the Company elected not to make any additional funds to this reserve.

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

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. Making any additional common welfare reserve becomes voluntary for the Company because its foreign entity status. For the three months ended March 31, 2008, the Company elected not to make any additional funds to this reserve.

This fund can only be utilized on capital items for the collective benefit of the Company ’ s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

11. STATUTORY RESERVES (Continued)

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund during the three months ended March 31, 2008

The following represents the accumulated balances of the appropriations as of March 31, 2008:

Surplus Reserve	$600,975
Common Welfare Reserve	300,488
Total	$901,463

12. SEGMENT REPORTING

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

For the three months ended March 31, 2008 and 2007, the Company’s sales revenue from various products are as follows:

	March 31, 2008	March 31, 2007
Nutritional Food Products	$745,100	$345,687
Dietary Supplements	1,229,945	392,186
Cosmetic Products	103,711	54,439
Raw cactus plants	13,665	-
Personal Care Products & others	19,483	865,579

Total	$2,111,904	$1,657,891

All the Company’s revenue were generated in China. The Company’s sales in foreign nations represent pilot programs that as of yet have not become full-scale operations.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
13. STOCKHOLDERS’ EQUITY

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

13. STOCKHOLDERS’ EQUITY (Continued)

The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 63%, risk free interest rate 5.050% for July 2007 Placement and 4.790% for August 2007 Placement, and expected term of 5 years.

Following is a summary of the status of warrants outstanding as of March 31, 2008:

	Outstanding Warrants

Exercise Price	Number	Average Remaining Life
$1.50	1,000,000	4.25

$2.00	4,362,565	4.33
	5,362,565

C. Stock issued for consulting services

In 2007, 105,800 shares of common stock were issued as full compensation to several consultants for certain consulting services provided to the Company.  An amount of $212,744, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was expensed and included in the Statements of Income as a part of general and administrative expenses.

On February 26, 2008, 40,000 shares of common stock were issued as full compensation to certain consultants for consulting services provided to the Company. An amount of $41,960, which represents the aggregate fair value of the shares issued in excess of par value, was included in additional paid-in capital. The full amount was amortized and included in the Statements of Income for the three months ended March 31, 2008 as a part of general and administrative expenses.

As a result of these offerings, the Company issued a total of 10,840,930 shares of its common stock. As of March 31, 2008, there are 44,479,787 shares of common stock outstanding and no preferred stock.

14. COMMITMENTS AND CONTINGENCIES

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

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

Results of Operations

For the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007:

Revenue

The Company generated $2,111,904  in net sales for the three months ended March  31, 2008, an increase of $454,013 or 27.38% as compared to the revenue of $1,657,891 for the three months ended  March 31, 2007.

A breakdown of sales by product categories and as a percentage of total sales is listed below:

	Q1 2008 Revenue	Percentage of Revenue

Nutritional Foods	$745,100	35.28%
Dietary Supplements	$1,229,945	58.23%
Cosmetic Products	$103,711	4.91%
Raw cactus plants	$13,665	0.64%
Personal care and other products	$19,483	0.94%

Total	$2,111,904

Nutritional Foods	Q1 2008 Revenue	Percentage of Nutritional Foods Sales
Functional Organic Rice	$27,790	3.07%
Soy Milk	$73,013	9.79%
Long Gu Millet	$37,386	5.02%
Dried herbal mushrooms	$127,239	17.08%
Organic eggs	$125,131	16.79%
Nestle products	$10,274	1.37%
Milk	$53,276	7.15%
Herbal black fungus soup and crackers*	$85,504	11.47%
Fruit jam*	$65,960	8.88%
Soybean oil*	$25,087	3.36%
Honey*	$23,263	3.12%

*New products introduced in the first quarter of 2008.

Dietary Supplements	Q1 2008 Revenue	Percentage of Dietary Supplements Sales
Cactus based supplements	$364,187	29.61%
Freeze dried cactus powder	$393,352	31.98%
Ginseng based supplements	$365,917	29.75%

Historically, we experience in slowdown in our operations during the first quarter of every calendar year as a result of the calendar new year and Lunar New Year holidays. Despite this seasonality factor, we have been able to increase revenue and net income year on year. We achieved this growth during the first quarter of 2008 as a result of the increase of county level franchisees and also by introducing new nutritional food products. There were twenty one (21) new stock keeping units introduced in the first quarter of 2008. These products are all manufactured by third parties.  Total revenue generated by new products during the first quarter of 2008 was approximately $233,143. In addition, we were able to add forty three (43) franchisees new county level franchisees during this quarter. These franchisees contributed approximately $180,112 to our total revenue this quarter.

Cost of Sales

The cost of sales was $824,634 for the three months ended March 31, 2008, an increase of $34,528 or 4.3% as compared to the cost of sales of $790,106 for the three months ended March 31, 2007.

As a percentage of total sales, cost of sales decreased to 39.05% from 47.66% during the first quarter of 2008 compared to same quarter in 2007. This is a result of our ability to bring manufacture of products in house which enabled us to better control our costs of sales. For the first quarter of 2008, products manufactured in house generated approximately 79.13% of total revenue compared to 36.16% in the same period in 2007. During the first quarter of 2007, 63.84% of total revenue came from products which we bought at wholesale prices and distributed through our franchisees. During the first quarter in 2008, only 20.87% of our sales were generated from reselling products.

Total Operating Expenses

Total operating  expenses were $490,340 for the three months ended March 31, 2008,  an increase  of  $173,737 or 54.88% as  compared to total  operating expenses of  $316,603  for the three  months  ended  March 31, 2007.  This increase in operating expenses is primarily due to our fees associated with legal, accounting, and investor relations services. These expenses related to these services totaled $123,885 during the first quarter of 2008.

Net Income

Net income for the three months ended March 31, 2008 increased to $712,370 or 29.25% from $551,139 for the three months ended March 31, 2007. Overall increase in net income for the three months period can be mainly attributed the introduction of new nutritional food products along with the addition of the forty three (43) county level franchisees.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash and cash equivalents of $2,877,784, as compared to $736,683 at December 31, 2007. As of March 31, 2008, the Company had working capital of $14,616,449, as compared to $ 14,765,981 as of December 31, 2007.

Net cash used in operating activities totaled $293,227 for the three months ended March 31, 2008, as compared to cash provided by operating activities of $857,492 for the three months ended March 31, 2007.
The net cash used in operations was largely impacted by the increase in inventory of $3,153,245. During the same period in 2007, spending on inventory only increased by $178,050. Approximately $2,904,135 of this inventory is the harvested rice and millet from our Donghai and Hulan production bases.

Net cash provided by investing activities totaled $1,508,575 for the three months ended March 31, 2008 as compared to net cash used in of $115,704 for the three months ended March 31, 2007. During the three month period ended March 31, 2007, we were able to collect short term loans of $2,194,774 and loans to related parties of $1,381,894. These collections are related to the loans we made to the farmers of our Hulan production base to finance the construction of well sinkers during the drought in 2007.

These collections offset deposits on buildings and land along with investment advances made toward the development of our business in southern China with Chi-Chi web and in India.
On January 23, 2008, the Company registered ‘China Xianhe India Private Limited” in New Deli, India.   RMB2,000,000 (approximately US$285,225) was made an advance as initial start up cost as of March 31,2008.  The Company is expected to expand its dietary supplement products into Indian market in the next several months. On February 28, 2008, the Company signed a letter of Intent with Guangzhou Chichi Network Technology Development Co., Ltd. (“Guangzhou Technology”), and Guangzhou Chichi Network Supermarket Chain Co., Ltd. (“Guangzhou Supermarket Chain”), together known as the Chichi Wang companies.  Subsequent to this agreement, the Company spent RMB1,200,000 (approximately US$171,000) to finalize the acquisition on April 25,2008.
Deposits on buildings and land were related to our sales offices in Beijing and Harbin along with land in Anhui.

The Company made separate deposits in the total amount of RMB21,219,685 (approximately US$ 3,026,196) on one building in Harbin, one office space in Beijing and a piece of land in Anhui Province it intends to purchase. All purchases are evidenced by purchase agreements and the transactions were not finalized as of March 31, 2008. Once the Company completes the title transfers, the deposits will be reclassified to Property, Plant and Equipment account.

Net cash used in financing activities were nil for the three months ended March 31, 2008 as compared to nil for the three months ended March 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

 Item 4T. Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management we identified some material weaknesses in the company's internal control over financial reporting was effective as of March 31, 2008.

We lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews.

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management's assessment is that the Company's internal controls over financial reporting were not effective as of March 31, 2008.

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: May 15, 2008	By:	/s/ Yingxia Jiao
Yingxia Jiao
Chief Executive Officer, Chief Financial Officer