Form 10-Q
period 2008-06-30
China Yingxia International, Inc.
filed 2008-08-14
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from ________________ to ________

Commission file number:  000-15893

CHINA YINGXIA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0664961
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Harbin Yingxia Industrial Co., Ltd, 300 Xidazhi Street, Nangang District, Harbin, Heilongjiang, People’s Republic of China	150001
(Address of principal executive offices)	(Zip Code)

86 451 86310948
(Registrant’s telephone number, including area code)

None
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
Yes [   ]No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.Large accelerated filer [   ]Accelerated filer  [   ]Non-accelerated filer  [   ]
Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2008
Common Stock, $0.001 par value per share	44,469,787 shares

CHINA YINGXIA INTERNATIONAL, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CYXI”, “China Yingxia” or "Company" refer to the consolidated operations of China Yingxia International, Inc., a Florida corporation, and its wholly owned subsidiaries.

Item 1. Financial Statements.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

ASSETS	30-Jun-08	31-Dec-07
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,513,855	$736,683
Account receivables, net of allowance for doubtful accounts $847,948 & $1,558,597 respectively	3,580,094	20,081
Inventory	8,307,331	5,527,135
Tax Receivable	-	32,317
Short-term loan receivable	-	2,194,774
Other receivables	3,624,368	3,150,777
Advances to suppliers	934,190	1,434,059
Loan Receivable from related parties	93,310	2,037,551
Total Current Assets	19,053,148	15,133,377

Property and equipment, net of accumulated depreciation	22,190,190	15,515,896

Other Assets
Goodwill	57,447	-
Deposits on buildings and land	1,344,154	1,718,077
Investment Advance	291,583	4,112,631
Intangible assets, net	743,256	666,785
Total other assets	2,436,440	6,497,493

Total Assets	$43,679,777	$37,146,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$152,190	$2,911
Unearned revenue	44,198	6,509
Tax Payable	127,668	-
Accrued expenses and other payables	357,398	357,976
Total Current Liabilities	681,454	367,396

Total Liabilities	681,454	367,396

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authroized; - 0 - shares
outstanding at June 30,2008 and December 31, 2007	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
44,469,787 and 44,439,787 shares outstanding at June 30,2008
and December 31, 2007, respectively	44,480	44,440
Additional paid in capital	16,841,627	16,799,667
Accumulated other comprehensive income	5,309,478	2,885,038
Statutory reserves	901,463	901,463
Retained earnings	19,901,275	16,148,762
Total Stockholders' Equity	42,998,323	36,779,370

Total Liabilities and Stockholders' Equity	$43,679,777	$37,146,766

See accompanying notes to the condensed consolidated Financial Statements.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$8,527,496	$6,867,039	$6,415,592	$5,227,933

Cost of Sales	3,672,909	3,099,185	2,848,275	2,317,113

Gross Profit	4,854,587	3,767,855	3,567,317	2,910,820

Operating Expenses
Research & Development Expense	13,171	134,739	13,171	135,452
Selling, general and administrative	899,669	628,236	409,329	311,605

Income before other Income and (Expenses)	3,941,748	3,004,880	3,144,818	2,463,763

Other Income and (Expenses)
Interest Income	1,324	-	1,202	-
Other Income	-	318	-	364
Other Expense	(315)	-	(177)	-
Other Income and Expenses Total Other Income and (Expenses)	1,009	318	1,026	364

Income Before Income Taxes (Benefits)	3,942,757	3,005,198	3,145,844	2,464,127

Provision for Income Taxes (Benefits)	190,244	-	105,701	-

Net Income	$3,752,513	$3,005,198	$3,040,143	$2,464,127

Other Comprehensive Income
Foreign Currency Translation Adjustment	2,424,440	526,991	940,385	322,712

Comprehensive Income	$6,176,953	$3,532,189	$3,980,528	$2,786,839

Basic and Diluted Income per common share
Basic	$0.08	$0.09	$0.07	$0.07
Diluted	$0.08	$0.09	$0.06	$0.07

Weighted average common share outstanding
Basic	44,457,260	33,608,857	44,469,787	33,608,857
Diluted	49,724,025	33,608,857	49,736,552	33,608,857

See accompanying notes to the condensed consolidated Financial Statements.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$3,752,513	$3,005,198
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	533,859	337,794
Amortization of stock-based compensation	42,000	-

Changes in operating assets and liabilities:
Accounts receivable	(3,560,013)	1,314
Inventory	(2,780,196)	(892,553)
Tax Receivable	32,317	-
Prepaid expenses	-	95,479
Other receivable	(473,591)	(1,273,102)
Advances to suppliers	499,868	(3,364,596)
Accounts payable	149,280	1,247,610
Unearned revenue	37,689	1,314
Taxes payable	127,668	48,397
Accrued expenses and other payables	(578)	(41,184)

Cash used in operating activities	(1,639,185)	(834,331)

Cash Flows From Investing Activities:
Purchase of property and equipment	(962,387)	(57,864)
Purchase of patent/land use right		(102,282)
Investment advance to India Company	(283,322)
Acquisition of Chichi Company	(174,950)
Collection of Short term loan	2,194,774	-
Deposits on buildings and land	(297,488)	-
Collections on loans to related party	1,944,241	1,198,676
Additions to construction in process	(161,604)	(545,353)

Cash provided by investing activities	2,259,264	493,176

Cash Flows From Financing Activities:
None	-	-

Cash provided by (used in) financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	1,157,094	363,584

Increase in cash and cash equivalents	1,777,172	22,429

Cash and Cash Equivalents - Beginning of period	736,683	77,867

Cash and Cash Equivalents - End of period	$2,513,855	$100,296

See accompanying notes to the condensed consolidated Financial Statements.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yingxia International, Inc. (the “Company” or “China Yingxia”) was incorporated in the State of Florida on May 6, 1996 and formerly known as Agronix, Inc. (“Agronix”).

On May 12, 2006, the Company entered into a share exchange agreement with Warner Nutraceutical International, Inc. (‘WNI”), which is the parent company to Harbin Yingxia Industrial Group Co, Ltd. ("Harbin Yingxia"). Pursuant to the share exchange agreement, the Company issued to WNI shareholders 54,811,475 shares of Common Stock, par value $0.001 per share, and 1,473,649.074 shares of Class A Preferred Stock, par value $0.001 per share, of which each share is convertible into five hundred (500) shares of the Company’s Common Stock. As a result of the transactions, there was a change in control of the Company as the shareholders of WNI became the majority shareholders of the Company.

For accounting purpose, the transaction was accounted for as a reverse acquisition under the purchase method. Accordingly, WNI and its subsidiary are treated as the continuing entity for accounting purposes. Following the merger, Agronix filed a Certificate of Amendment and changed its name to China Yingxia International, Inc.

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

On February 28, 2008, the Company signed a letter of Intent with Guangzhou Chichi Network Technology Development Co., Ltd. (“Guangzhou Technology”), and Guangzhou Chichi Network Supermarket Chain Co., Ltd. (“Guangzhou Supermarket Chain”), together known as the Chichi Wang companies.  Subsequent to this agreement, the Company spent RMB 1,200,000 (approximately US$171,000) to finalize the acquisition on April 25, 2008. The Company intends to expand its distribution channel, customer base and sales revenue by utilizing Chi Chi Wang’s online network in Southern China.

The Company operates its business through its wholly-owned subsidiary Harbin Yingxia Industrial Group, Ltd. (" Harbin Yingxia"), a joint stock corporation organized and existing under the laws of the People's Republic of China (“PRC”) in 1998. Harbin Yingxia is engaged in the development, manufacture and distribution of organic nutritional food products and dietary supplements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Item 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2007 Form 10-KSB.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements of China Yingxia International, Inc. include the accounts of the Company and its wholly owned subsidiaries, WNI and Harbin Yingxia.  All significant inter-company balances and transactions are eliminated in consolidation.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Use of estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivables

Accounts receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.  The allowance for doubtful accounts was $847,948 as of June 30, 2008.  Although account receivables increased significantly during the second quarter, the Company does not maintain a large balance of accounts receivable due to the nature of its business, and the collections on the Company’s accounts receivable has been generally good. Except for the above reserved allowance, the Company has not encountered any uncollected accounts receivable.

The increase in account receivables for the second quarter mainly represents cactus seedlings given to the farmers to expand cactus production, which will be collected in the form of lower purchase prices before the 2nd quarter of 2009 when the cacti are harvested and purchased from the farmers.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. The advance to suppliers totaled $934,190 as of June 30, 2008.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the business acquired. Goodwill is not subject to amortization, but is generally subject to an annual assessment for impairment, applying a fair-value based test. Goodwill is also tested in between annual test dates if events or circumstances indicate that the carrying amount of goodwill exceeds its implied fair value.

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 5,362,565 warrants outstanding for dilution purposes as of June 30, 2008

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
New accounting pronouncements

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations , was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company has adopted SFAS No. 141R.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

3.   INVENTORY

	June 30, 2008	December 31, 2007
Packing Materials	$99,635	$102,707
Raw Materials	5,991,259	2,660,601
Work in process	$177,513	210,864
Finished Goods	2,038,923	2,552,963
Total	$8,307,331	$5,527,135

No allowance for inventory was made for the six months ended June 30, 2008 and December 31, 2007.

4.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Machinery & Equipment	$7,544,107	$2,906,024
Automobiles	430,771	405,054
Buildings	15,956,194	13,358,530
Sub total	23,881,369	16,669,608
Less: Accumulated Depreciation	(4,120,538)	(3,371,764)
Construction in progress	2,379,656	2,218,052
Total property, plant & Equipment, net	$22,190,190	$15,515,896

Depreciation expense for the six months ended June 30, 2008 and 2007 was $519,543 and $337,794, respectively.

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

Net intangible assets at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Land use right	$451,209	$424,271
Patent	291,583	274,175
Brandname (Chichi Network)	48,867
Less: Accumulated amortization	(48,404)	(31,661)

Intangible assets, net	$743,256	$666,785

Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $14,315 and $0, respectively.

6.  OTHER RECEIVABLES

Other receivables typically represent cash advances to employees and sales representatives for normal business purposes. As of June 30, 2008 the Company has other receivables in the amount of $3,624,368. The increase in other receivables primarily attributes to 1). An increase in cash deposits to retail stores to expand soybean milk sales, which will be collectable by the end of the year; 2). Deposits to the farmers in Jiangsu for seeds and fertilizers for their rice, which will be collectable when the rice crops are harvested and purchased by Yingxia.

An allowance in the amount of $489,080 was recorded as of June 30, 2008.

7. RELATED PARTY LOANS

As of June 30, 2008, the Company has loans receivable from related parties in the amount of $93,310. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and are due upon demand. The Company expects to collect most of the outstanding loans in the next few months. As many stores are closing down and turned into online stores, the loans are becoming much smaller compared with the first quarter of 2008.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

8.  DEPOSITS ON BUILDINGS AND LAND

The Company made separate deposits in the total amount of $1,344,154 on one office space in Beijing and a piece of land in Anhui Province it intends to purchase. All purchases are evidenced by purchase agreements and the transactions were not finalized as of June 30, 2008. Once the Company completes the title transfers, the deposits will be reclassified to Property, Plant and Equipment account.

9. INVESTMENT ADVANCE

On January 23, 2008, the Company registered ‘China Xianhe India Private Limited” in New Deli, India. RMB 2,000,000 was made an advance as initial start up cost. .. The Company intends to expand its dietary supplement products into Indian market in the next several months.

As of June 30, 2008, this Indian subsidiary has not started operations yet. It is waiting for the license of direct sales from the Indian authorities.

10. GOODWILL

On February 28, 2008, the Company signed an agreement with Guangzhou Chichi Network Technology Development Co., Ltd. (“Guangzhou Technology”), and Guangzhou Chichi Network Supermarket Chain Co., Ltd. (“Guangzhou Supermarket Chain”), together known as the Chichi Wang Companies.  Subsequent to this agreement, the Company spent RMB 1,200,000 (approximately US$171,000) to finalize the acquisition on April 25, 2008.

The operating results of Chichi Wang Companies have been consolidated into the financial statements of China Yingxia in this 10-Q.

The Company intends to expand its distribution channel, customer base and sales revenue by utilizing Chi Chi Wang’s online network in Southern China.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The net assets were estimate by the Company’s management. If the final valuation, which is expected to be completed within 12 months from the closing of the acquisition, derives different amounts from our estimate, we will adjust these amounts to goodwill.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 100% interest in Chichi Network Companies acquired.  The following represents the allocation of the acquisition cost to the net assets acquired based on their respective fair values:

Current assets	$88,880
Construction in process	$-
Fixed assets	$48,430
Other non-current asset	$55,227
Total liabilities assumed	$75,034
Net assets acquired	$117,503
Total consideration paid	$174,950

Goodwill	$57,447

11.  INCOME TAXES

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are subject to tax at a statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income.

In 2006, the Company obtained its foreign-owned entity (“WOFE”) status upon completion of the reverse acquisition. According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company was granted the status of WOFE and therefore is exempt from income tax from January 1, 2004 through December 31, 2007. The Company has also been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to all Companies, including both domestic companies and foreign-invested companies, is 25%, replacing the prior applicable tax rate of 33%. However, companies previously approved for any income holiday will not be subject to the new enacted tax rate until the holiday runs out.

To continue with its WOFE tax holiday of tax rate reduction by 50% for three years, the Company is subject to 12.5% of income tax rate from January 1, 2008 to December 31, 2010.  For the six months ended June 30, 2008, the Company has income tax provision of $190,244

One of our product categories, cactus raw materials, is also exempted from corporate income tax and value-added tax.

12. STATUTORY RESERVES

Pursuant to the laws of People’s Republic of China, the Company is required to maintain certain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserves include surplus reserve fund, common welfare fund and the enterprise fund. These statutory reserves represent restricted retained earnings.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

12. STATUTORY RESERVES (CONTINUED)

Surplus reserve fund

The Company is generally required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. However, the laws exclude the companies owned by foreign entities. The Company’s operating subsidiary, Harbin Yingxia, became a foreign owned entity in 2007 upon acquisition by the Company. Therefore, it is exempted from making any more mandatory reserves. It is at the management’s discretion whether to make any additional reserves.  For the six months end June 30, 2008, the Company elected not to make any additional funds to this reserve.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. Making any additional common welfare reserve becomes voluntary for the Company because of its foreign entity status. For the six months ended June 30, 2008, the Company elected not to make any additional funds to this reserve.

This fund can only be utilized on capital items for the collective benefit of the Company’ s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund during the six months ended June 30, 2008

The following represents the accumulated balances of the appropriations as of June 30, 2008:

Surplus Reserve	$600,975
Common Welfare Reserve	300,488
Total	$901,463

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

For the six months ended June 30, 2008 and 2007, the Company’s sales revenue from various products are as follows:

	June 30, 2008	June 30, 2007
Nutritional Food Products	$2,104,183	$1,207,912
Dietary Supplements	1,804,973	566,531
Cosmetic Products	152,578	221,805
Cactus products	4,206,724	3,469,228
Personal Care Products & others	154,147	1,402,249
Chichi Network companies	104,891	--

Total	$8,527,496	$6,867,039

All the Company’s revenue were generated in China. The Company’s sales in foreign nations represent pilot programs that as of yet have not become full-scale operations.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Following is a summary of the status of warrants outstanding as of June 30, 2008:

	Outstanding Warrants

Exercise Price	Number	Average Remaining Life
$1.50	1,000,000	4.00

$2.00	4,362,565	4.08
	5,362,565

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

14. STOCKHOLDERS’ EQUITY (CONTINUED)

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

As a result of these offerings, the Company issued a total of 10,840,930 shares of its common stock. As of June 30, 2008, there are 44,469,787 shares of common stock outstanding and no preferred stock.

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

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company operates its business through its wholly-owned subsidiary Harbin Yingxia Business Group, Ltd. (" Harbin Yingxia"), a joint stock corporation organized and existing under the laws of the People's Republic of China (“PRC”). Harbin Yingxia is engaged in the development, production, and sale of health food products, including soybean meals and drinks, cactus based foods, rice products, and beauty cosmetics. Sales within China comprise 100% of total revenue.

Results of Operations

For the Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007:

Revenue

The Company generated $8,527,496 in net sales for the six months ended June 30, 2008, an increase of $1,660,457 or 24.18% as compared to the revenue of $6,867,039 for the six months ended June 30, 2007.

A breakdown of sales by product categories and as a percentage of total sales, as well as their respective gross margins for both first half of 2008 and the second quarter of 2008 are listed below:

	Q1 + Q2 2008 Revenue	Percentage of Revenue	Gross Margins

Nutritional Foods	$2,104,183	24.68%	49.39%
Dietary Supplements	$1,804,973	21.17%	65.43%
Cosmetic Products	$152,578	1.79%	71.9 2%
Cactus Materials	$4,206,724	49.33%	61.58%
Personal Care and Other Products	$154,147	1.81%	75.00%
Chichi Network Companies	$104,891	1.23%	19.50%
Total	$8,527,496	100%	60.85%

	Q2 2008 Revenue	Percentage of Revenue	Gross Margins

Nutritional Foods	$1,399,571	21.82%	49.13%
Dietary Supplements	$578,290	9.01%	67.73%
Cosmetic Products	$49,151	0.77%	69.59%
Cactus Materials	$4,144,189	64.60%	56.28%
Personal Care and Other Products	$139,500	2.17%	70.11%
Chichi Network Companies	$104,891	1.64%	19.50-%
Total	$6,415,592	100%	56.16%

Within the two of the major categories:

Nutritional Foods	Q2 2008 Revenue	Percentage of Nutritional Food Sales
Organic Rice	$713,792	52.18%
Soybean Milk and Yogurt	$385,385	28.17%
Long Gu Millet	$41,449	3.03%

Dietary Supplements	Q2 2008 Revenue	Percentage of Dietary Supplements Sales
Cactus Based Supplements	$164,285	29.07%
Cactus Crystal Drink	$99,886	17.67%
Wild Herbal Supplements	$103,688	18.35%

Our operations have clear seasonality.  The fact that the second quarter revenue triples that of the first quarter attributes to much larger harvests of cactus crops in the second quarter and large increase in nutritional products sales which is part of our production position strategy.

Our general production strategy is to grow our revenue year over year at a healthy and steady rate, at the same time rationalizing the product portfolio.

Compared with the same period last year, nutritional and green food category has the biggest increase of over 630%. This represents the shift of the production focus toward products that are more value-added and have larger market potentials.

Meanwhile, the company continues to expand its distribution network and has created 230 new franchisees stores during the 2nd quarter. The distribution of the new stores is as follows:

Region	City	# of stores	Revenue contribution in Q2	Note P-Provincial level M-City level C-County level
Northeast		123	$530,363
	Harbin	48		P
	Daqing	27		C
	Qiqihar	21		C
	Mudanjiang	16		C
	Suihua	11		C
Northern China		11	$48,156	C
	Beijing	11		C
Eastern China		21	$90,563	C
	Shanghai	16		C
	Hefei	5		C
Southern China		43	$185,438	C
	Guangzhou	27		C
	Shenzhen	16		C
Northwest		5	$21,816	C
	Lanzhou	5		C
Southwest		20	$86,270	C
	Chongqing	20		C
Southcentral		7	$30,879	C
	Wuhan	7		C
Total		230	$993,486	C

Order sizes over $30,000 make the store provincial level store, $22,400 municipal level, $15,000 county level, and $5,910 trial stores. A trial store does not have physical store space and is usually an individual selling from his/her home. All stores must reorder within every three months and the company provides incentives, such as rebates, to larger orders.

Provincial stores are mostly stand alone shops or a counter in a major supermarket. Most of the stores opened during the second quarter in Harbin are provincial stores. The stores opened in other cities are mostly county level and trial stores.

The company is rapidly building an online sales force. Many previous stores also turned online to save costs and taxes. When the customers order online, the company takes the payments and the nearby stores deliver the products.

Cost of Sales

The cost of sales was $3,672,909 for the six months ended June 30, 2008, an increase of $573,724 or 18.51% as compared to the cost of sales of $3,099,185 for the six months ended June 30, 2007.

As a percentage of total sales, cost of sales decreased to 43.07% from 45.13% during the first six months of 2008 compared to same period in 2007. This is a continued improvement of our overall gross margins. While we are increasing the production and sales of our green food product category, which we believe has the best market potential but also has relative lower margins than other product categories that China Yingxia manufactures, we are also improving our overall production efficiency, such as continuing to reduce the portion of the production that is contracted out to the third party manufacturers (11.76% in the second quarter), and strategic control of our raw materials prices. Therefore we expect to maintain our overall gross margin at the high 50’s percentile.

Total Operating Expenses

Total operating  expenses were $912,840 for the six months ended June 30, 2008,  an increase  of  $149,865 or 19.64% as  compared to total  operating expenses of  $762,975  for the six  months  ended  June 30, 2007.  This is a proportionally smaller increase than the increase in revenue. There was a $36,263 drop in selling expense from the first quarter, which is a holiday quarter and usually requires high expenses [due to compensation expenses associated with the Chinese New Year holiday.

Net Income

Net income for the six months ended June 30, 2008 increased by $747,315 to $3,752,513 or 24.87% from $3,005,198 for the six months ended June 30, 2007. The increase in net income is the direct result of an increase in revenue and proportionally smaller increases in costs and expenses.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash and cash equivalents of $2,513,855, as compared to $736,683 at December 31, 2007. As of June 30, 2008, the Company had working capital of $18,371,694, as compared to $ 14,765,981 as of December 31, 2007.

Net cash used in operating activities totaled $1,639,185 for the six months ended June 30, 2008, as compared to cash used by operating activities of $834,331 for the six months ended June 30, 2007. The net cash used in operations was largely impacted by the increase in account receivable of $3,560,013 and inventory of $2,780,196.

The cause for the account receivable increase is the expansion of cactus growing areas. We provide the farmers with cactus seedlings as a loan and enter the dollar amount into account receivables. When the farmers harvest the cactus crops and sell them to the company, we collect the loan as a deduction in the purchase price.  We expect the collection from the third quarter of 2008 to the second quarter of 2009.

High inventory results from continued stocking of raw materials of agricultural products, which is usually carried out during the first and second quarter.

Net cash provided by investing activities totaled $2,259,264 for the six months ended June 30, 2008 as compared to net cash provided of $493,176 for the six months ended June 30, 2007. During the six month period ended June 30, 2008, we were able to collect short term loans of $2,194,774 and loans to related parties of $1,944,241. These collections are related to the short term loans we made to the farmers of our Hulan production base to finance the construction of well sinkers during the drought in 2007.

These collections offset purchase of property and equipment, investment advance to support our India subsidiary’s working capital, deposits on buildings and land along with investment made toward the development of our business in southern China with Chichi Wang companies.

On January 23, 2008, the Company registered ‘China Xianhe India Private Limited” in New Deli, India.   RMB 2,000,000 (approximately US$283,322) was made an advance as initial start up cost as of June 30, 2008.  The Company intends to expand its dietary supplement products into Indian market in the next several months. It is currently waiting for the business license of direct sales from Indian authorities.

On February 28, 2008, the Company signed an agreement with Guangzhou Chichi Network Technology Development Co., Ltd. (“Guangzhou Technology”), and Guangzhou Chichi Network Supermarket Chain Co., Ltd. (“Guangzhou Supermarket Chain”), together known as the Chichi Wang companies.  Subsequent to this agreement, the Company spent RMB 1,200,000 (approximately US$174,950) to finalize the acquisition on April 25,2008. The operating results of Chichi Network Companies have been consolidated into China Yingxia’s financial statements in this 10-Q.

Net cash used in financing activities were $0 for both six month periods ended June 30, 2008 and June 30, 2007.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA YINGXIA INTERNATIONAL, INC.

August 14, 2008	By:	/s/ Yingxia Jiao
Yingxia Jiao
Chief Executive Officer

August 14, 2008	By:	/s/ Ren Hu
Ren Hu
Chief Financial Officer (Principal Financial and Accounting Officer)