Form 10KSB/A
period 2007-12-31
China Yingxia International, Inc.
filed 2008-09-03
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K-SB /A

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

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  Current PRC regulations permit our subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Nevertheless, the Company plans to retain all funds distributed to it and does not anticipate paying dividends to its shareholders for the foreseeable future.

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

Management’s Report

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

Subsequent Events

Subsequent to the assessment described in the report, we appointed a new CFO on June 11, 2008 and a new independent board member who serves as audit committee chair on August 1, 2008.  The costs to the company are the salaries and fees that the company will pay according to the appointment agreements. We are also considering whether to appoint a new accounting manager in China to assist the CFO in maintaining effective internal control and disclosure procedures.

Item 8B.    Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 31, 2008.

Name	Age	Position	Date Appointed Director

Yingxia Jiao	56	President, Chief Executive Officer, Chief Financial Officer and Chairwoman	May 12, 2006

Lixue Deng (1)	28	Director	May 29, 2007

Dr. Zhaobo Wang	53	Director	February 8, 2007
(1) Effective June 25, 2008, Deng Lixue resigned as a director of the Company.

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

Item 13.    Exhibits and Reports on Form 8K.

a)	Exhibits

EXHIBIT INDEX

The following exhibits are incorporated by reference or included as part of this report:

Exhibit No.	Title of Document	Location

2.1	Agreement of Merger and Plan of Reorganization among Agronix, Inc., Agronix Acquisition Corp., and Warner Nutraceutical International, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed May 12, 2006

3.1.1	Articles of Incorporation	Incorporated by reference to Form 10-SB filed May 17, 2000

3.1.2	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-SB filed May 17, 2000

3.1.3	Amendment to Articles of Incorporation	Incorporated by reference to Form 10-KSB filed April 2, 2007

3.1.4	Certificate of Designation of Class A Preferred Stock	Incorporated by reference as Exhibit 10.1 to Form 8-K filed May 12, 2006

3.2	Bylaws	Incorporated by reference to Form 10-SB filed May 17, 2000

10.1	Subsidiary Purchase Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K filed May 12, 2006

14.1	Code of Ethics	Incorporated by reference to Form 10-KSB filed April 2, 2007

21.1	Subsidiaries	Incorporated by reference to Form 10-KSB filed April 2, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: September 3, 2008	By:	/s/ Yingxia Jiao
YINGXIA JIAO
President, Chief Executive Officer and Chairwoman

By:	/s/ Ren Hu
Ren Hu
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yingxia Jiao YINGXIA JIAO	President, Chief Executive Officer and Chairwoman	September 3, 2008

/s/ Alice Lee Rogers Alice Lee Rogers	Director	September 3, 2008

/s/ Dr. Zhaobo Wang DR. ZHAOBO WANG	Director	September 3, 2008