Form 10-Q
period 2008-09-30
China Yingxia International, Inc.
filed 2008-11-14
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-15893

CHINA YINGXIA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0664961
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Harbin Yingxia Industrial Co., Ltd, 300, Xidazhi Street, Nangang District, Harbin, Heilongjiang, People’s Republic of China	150001
(Address of principal executive offices)	(Zip Code)

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
Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2008
Common Stock, $0.001 par value per share	_______________ 44,469,787 shares

CHINA YINGXIA INTERNATIONAL, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CYXI”, “China Yingxia” or "Company" refer to the consolidated operations of China Yingxia International, Inc., a Florida corporation, and its wholly owned subsidiaries.

Item 1. Financial Statements.

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Septermber 30,	December 31,
ASSETS	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,376,431	$736,683
Account receivables, net of allowance for doubtful accounts	3,823,656	20,081
Inventory	8,377,587	5,527,135
Tax Receivable	24,112	32,317
Short-term loan receivable	-	2,194,774
Prepaid	368	-
Other receivables	2,872,842	3,150,777
Advances to suppliers	1,910,519	1,434,059
Loan Receivable from related parties	94,600	2,037,551
Total Current Assets	22,480,115	15,133,377

Property and equipment, net of accumulated depreciation	22,525,928	15,515,896

Other Assets
Goodwill	419,722	-
Deposits on buildings and land	1,564,042	1,718,077
Investment Advance	338,739	4,112,631
Intangible assets, net	744,125	666,785
Total other assets	3,066,628	6,497,493

Total Assets	$48,072,671	$37,146,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$837,242	$2,911
Unearned revenue	39,591	6,509
Tax Payable	274,660	-
Accrued expenses and other payables	165,577	357,976
Total Current Liabilities	1,317,070	367,396

Total Liabilities	1,317,070	367,396

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authroized; - 0 - shares
outstanding at September 30,2008 and December 31, 2007	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
44,469,787 and 44,439,787 shares outstanding at September 30,2008
and December 31, 2007, respectively	44,480	44,440
Additional paid in capital	16,841,627	16,799,667
Accumulated other comprehensive income	5,796,719	2,885,038
Statutory reserves	901,463	901,463
Retained earnings	23,171,312	16,148,762
Total Stockholders' Equity	46,755,601	36,779,370

Total Liabilities and Stockholders' Equity	$48,072,671	$37,146,766

See accompanying notes to the condensed consolidated financial statements

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$15,985,310	$10,380,713	$7,457,814	$3,513,674

Cost of Sales	7,192,816	4,003,789	3,519,908	904,604

Gross Profit	8,792,494	6,376,924	3,937,907	2,609,070

Operating Expenses
Research & Development Expense	30,699	279,286	17,528	144,547
Selling, general and administrative	1,407,004	1,381,388	507,335	753,152

Income before other Income and (Expenses)	7,354,791	4,716,250	3,413,044	1,711,371

Other Income and (Expenses)
Interest Income (expense)	(36,746)	-	(35,421)	-
Other Income	50,256	2,898	-	2,580
Other Expense	(2,026)	-	(1,711)	-
Other Income and Expenses Total Other Income and (Expenses)	11,484	2,898	(37,132)	2,580

Income Before Income Taxes (Benefits)	7,366,275	4,719,148	3,375,912	1,713,951

Provision for Income Taxes (Benefits)	343,725	-	153,481	-

Net Income	$7,022,550	$4,719,148	$3,222,431	$1,713,951

Other Comprehensive Income
Foreign Currency Translation Adjustment	2,911,681	1,005,178	487,241	478,188

Comprehensive Income	$9,934,231	$5,724,326	$3,709,671	$2,192,139

Basic and Diluted Income per common share
Basic	$0.16	$0.13	$0.07	$0.04
Diluted	$0.14	$0.13	$0.06	$0.04

Weighted average common share outstanding
Basic	44,463,546	35,866,849	44,469,787	40,309,204
Diluted	49,728,231	36,995,845	49,736,552	43,659,377

See accompanying notes to the condensed consolidated financial statements

CHINA YINGXIA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	Nine Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$7,022,550	$4,719,148
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	868,227	522,675
Amortization of stock-based compensation	42,000	-

Changes in operating assets and liabilities:
Accounts receivable	(3,803,576)	(439,134)
Inventory	(2,850,453)	(870,399)
Tax Receivable	8,205	-
Prepaid expenses	(368)	95,479
Other receivable	(270,815)	(3,000,319)
Advances to suppliers	(476,461)	(3,809,214)
Accounts payable	834,332	1,273,018
Unearned revenue	33,082	3,337
Taxes payable	274,660	29,427
Accrued expenses and other payables	(192,399)	228,153

Cash provided by (used in) operating activities	1,488,985	(1,247,829)

Cash Flows From Investing Activities:
Purchase of property and equipment	(983,330)	(1,170,900)
Purchase of intangible assets	-	(106,523)
Additions to construction in process	(310,306)	(761,145)
Investment advance to India branch	(329,316)	-
Acquisition of subsidiaries	(176,733)	-
Collection of short term loan	2,194,774	-
Deposits on buildings and land	(501,133)	-
Advances to affiliates	-	(6,657,858)
Collections on loans/Advance to related parties	1,942,951	1,332,381

Cash provided by (used in) investing activities	1,836,908	(7,364,044)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	-	9,306,743

Cash provided by financing activities	-	9,306,743

Effect of exchange rate changes on cash and cash equivalents	1,313,855	729,164

Increase in cash and cash equivalents	4,639,748	1,424,034

Cash and Cash Equivalents - Beginning of period	736,683	77,867

Cash and Cash Equivalents - End of period	$5,376,431	$1,501,901

Supplemental disclosures of cash flow information:

1 Interest paid	$169,003	$-
2 Income Taxes paid	$279,477	$-

Supplemental disclosure of non-cash transactions
3 Transfer Investment Advance to Property & Equipment	$4,295,425	$-

See accompanying notes to the condensed consolidated financial statements

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

The Company operates its business through its wholly-owned subsidiary Harbin Yingxia Industrial Group, Ltd. (" Harbin Yingxia"), a joint stock corporation organized and existing under the laws of the People's Republic of China (“PRC”) in 1998. Harbin Yingxia is engaged in the development, manufacture and distribution of nutritional food products and dietary supplements.

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

On January 17, 2008, the Company has signed an agreement with Jinao Foods Shanghai Ltd. and Jingao Fushang Trading Shanghai Ltd. to purchase six production lines, together with the product brand name of “Kingland”, production technology, enterprise patent, and existing market resources from Shanghai Jinao Food Co., Ltd. (Shanghai Jinao), a Sino-Australian joint-venture that produces soybean based milk and yogurt, as well as the 25% share of the technology holding in the soy yogurt production line in Harbin Yingxia held by an individual named Chengli Xu. The total purchase price is RMB 30,000,000 yuan. The Company paid the purchase price in three equal installments by January 31, 2008.

The Company further paid RMB 8,000,000 during the second quarter of 2008 as working capital to be spent in advertizing, purchase of raw materials and existing inventories, as well as the salaries for workers and staff members of Shanghai Jinao.

At the end of June 2008, the company received the business license of Shanghai Jinao Foods Co. Ltd. under the name of Ms Yingxia Jiao as the corporation representative. Therefore the accounts of Shanghai Jinao have been consolidated with Harbin Yingxia from the third quarter of 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  They may not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2007 Form 10-KSB.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Accounts receivables

Accounts receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.  The allowance for doubtful accounts was $124,884 as of September 30, 2008.  Although accounts receivable stays high as of the end of the third quarter, it is proportionally lower than that of the second quarter because the sales are higher.  The Company maintains a large balance of accounts receivable from sales of seedlings due to the nature of its business, and the collections on these accounts receivable has been generally good. Except for the above reserved allowance, the Company has not encountered any uncollected accounts receivable.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to certain vendors’ inventory purchases, construction projects and equipment purchases. The advance to suppliers totaled $1,910,519 as of September 30, 2008.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 5,362,565 warrants outstanding for dilution purposes as of September 30, 2008

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements

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

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Management is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s EPS calculations.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

3.   INVENTORY

	September 30, 2008	December 31, 2007
Packing Materials	$144,864	$102,707
Raw Materials	5,281,653	2,660,601
Work in process	$321,205	210,864
Finished Goods	2,629,865	2,552,963
Total	$8,377,587	$5,527,135

No allowance for inventory was made for the nine months ended September 30, 2008 and December 31, 2007.

4.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Machinery & Equipment	$7,936,730	$2,906,024
Automobiles	435,161	405,054
Buildings	16,118,814	13,358,530
Sub total For China Yingxia	24,490,705	16,669,608
Less: Accumulated Depreciation	(4,493,135)	(3,371,764)
Construction in progress	2,528,358	2,218,052
Total property, plant & Equipment, net	$22,525,928	$15,515,896

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $846,523 and $516,480, respectively.

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

Net intangible assets at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Land use right	$455,808	$424,271
Patent	294,555	274,175
Chichi brand name	50,101
Less: Accumulated amortization	(56,339)	(31,661)

Intangible assets, net	$744,125	$666,785

Amortization expense for the nine months ended September 30, 2008 and 2007 amounted to $21,704 and $6,196, respectively.

6.  OTHER RECEIVABLES

Other receivables typically represent cash advances to employees and sales representatives for normal business purposes. As of September 30, 2008 the Company has other receivables in the amount of $2,447,531. The biggest component of other receivables is $1,413,865 for short term loans to the new soy yogurt shops in Harbin area for their initial capital needs. They are expected to be collect by the end of the year.

7.  ADVANCE TO SUPPLIES

The advances to suppliers at the end of the quarter were $1,910,519. These are prepayments to the suppliers who will sell to the company raw materials and other products at late stages by contracts. This quarter the amount mainly consists of advance payments to farmers who will supply the company grain products by the end of the year.

8. RELATED PARTY LOANS

As of September 30, 2008, the Company has loans receivable from related parties in the amount of $94,600. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and are due upon demand.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

9.  DEPOSITS ON BUILDINGS AND LAND

The Company made separate deposits in the total amount of $1,564,042 on one office space in Beijing and a piece of land in Anhui Province it intends to purchase. All purchases are evidenced by purchase agreements and the transactions were not finalized as of September 30, 2008. Once the Company completes the title transfers, the deposits will be reclassified to Property, Plant and Equipment account.

10. INVESTMENT ADVANCE

On January 23, 2008, the Company registered ‘China Xianhe India Private Limited” in New Deli, India. RMB 2,000,000 was made an advance as initial start up cost. .. The Company intends to expand its dietary supplement products into Indian market in the next several months.

As of September 30, 2008, this Indian subsidiary has not generated sales yet. It has received the license of direct sales from the Indian authorities and is currently marketing Yingxia products and dealing with the logistics of shipping the products to India.

11. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets of the 100% interest in Guangzhou Chichi Network Companies and Shanghai Jinao acquired.  The following represents the total goodwill of these two acquisitions as of September 30, 2008

Goodwill - Guangzhou Chichi Network Companies, Ltd	$58,032
Goodwill - Shanghai Jinao Food Co. Ltd	$361,690

Goodwill	$419,722

12.  INCOME TAXES

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

To continue with its WOFE tax holiday of tax rate reduction by 50% for three years, Harbin Yingxia is subject to 12.5% of income tax rate from January 1, 2008 to December 31, 2010.  Shanghai Jiao enjoys a two-year tax exemption through December 31, 2009, and enjoys an additional 50% income tax reduction from January 1, 2010 to December 31, 2012.. Guangzhou Chichi Network Companies pays normal corporate income tax of 25%. For the nine months ended September 30, 2008, the Company has income tax provision of $343,725

One of our product categories, cactus raw materials, is also exempted from corporate income tax and value-added tax.

13. STATUTORY RESERVES

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

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

13. STATUTORY RESERVES (CONTINUED)

Surplus reserve fund

The Company is generally required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. However, the laws exclude the companies owned by foreign entities. The Company’s operating subsidiary, Harbin Yingxia, became a foreign owned entity in 2007 upon acquisition by the Company. Therefore, it is exempted from making any more mandatory reserves. It is at the management’s discretion whether to make any additional reserves.  For the nine months end September 30, 2008, the Company elected not to make any additional funds to this reserve.

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

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. Making any additional common welfare reserve becomes voluntary for the Company because of its foreign entity status. For the nine months ended September 30, 2008, the Company elected not to make any additional funds to this reserve.

This fund can only be utilized on capital items for the collective benefit of the Company’ s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund during the nine months ended September 30, 2008

The following represents the accumulated balances of the appropriations as of September 30, 2008:

Surplus Reserve	$600,975
Common Welfare Reserve	300,488
Total	$901,463

14. SEGMENT REPORTING

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

For the nine months ended September 30, 2008 and 2007, the Company’s sales revenue from various products are as follows:

	September 30, 2008	September 30, 2007
Nutritional Food Products	$3,445,742	$1,624,606
Dietary Supplements	2,639,100	1,455,460
Cosmetic Products	233,064	475,997
Cactus products	7,933,170	4,596,230
Personal Care Products & others	226,452	2,230,397
Chichi Network Companies	738,881	--
Shanghai Jinao Food Co.	768,901

Total	$15,985,310	$10,382,692

All of the Company’s revenue was generated in China. The Company’s sales in foreign nations represent pilot programs that as of yet have not become full-scale operations.

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

15. STOCKHOLDERS’ EQUITY

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

Following is a summary of the status of warrants outstanding as of September 30, 2008:

	Outstanding Warrants

Exercise Price	Number	Average Remaining Life (In years)
$1.50	1,000,000	3.75

$2.00	4,362,565	3.83
	5,362,565

CHINA YINGXIA INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

As a result of these offerings, the Company issued a total of 10,840,930 shares of its common stock. As of September 30, 2008, there are 44,469,787 shares of common stock outstanding and no preferred stock.

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

Overview of Operations

The company has achieved substantial growths in revenue and net income this quarter as compared with the same period last year. Our growth was driven by 1. The continued expansion of our network of franchisee owned retail stores all across the country, and 2. Successful execution of two acquisitions carried out during the first and second quarters.

We  believe the fact that we are growing year over year both for the nine months and the three months periods show that our production and growth strategies are working.

Our general production strategy is to grow our revenue year over year at a healthy and steady rate, at the same time rationalizing our product portfolio.

Our growth strategies are to expand the chain of our franchisee owned retail stores, and at the same time to acquire other companies to break geographical barriers into new markets and to gain access to better products and technologies.

We classify the chain of franchisee owned retail stores into four levels: Order size over $30,000 makes the store provincial level store. $22,400 municipal level, $15,000 county level, and $5,910 trial stores. A trial store does not have physical store space and is usually an individual selling from his/her home. All store must pay a one time fee to register with the company, and reorder in every three months to keep the status as a franchisee. The company provides incentives, such as rebates to large orders.

Provincial stores are mostly stand alone shops or a counter in major supermarkets. Most of the stores open during the third quarter in Harbin are provincial stores. The stores opened in other cities are mostly county level and trial stores.

Our focus is on the nutritional food segment, that are more value-added and have larger market potentials, based on the research and market surveys done by reputable organizations.

Our operations have a pattern of seasonality.  Usually the best quarter in terms of sales is the fourth quarter., when nutritional foods and dietary supplements sell well. The second quarter is the second best quarter, mostly because there are two months in the quarter that the cacti are harvested.  The third and fourth quarters have only month, whereas the first quarter has almost no cactus harvest. Cactus is the largest segment of our products in terms of sales. Therefore the first quarter is the slowest quarter.

Results of Operations

Revenue

For the nine months ended September 30, 2008 and 2007

The Company generated $15,985,310 in sales for the nine months ended September 30, 2008, an increase of $5,604,597 or 53.99% as compared to the revenue of $10,380,713 for the nine months ended September 30, 2007.

The major reasons for the growth are: We added on a total number of 419 stores to our network of franchisee owned retail stores during the period while at the same time same store order sizes went up. In 2007 the average order for a store was $1,925.19. In 2008 by the end of Q3, it was $3,831.33. All the stores are required to place at least one order in every three months.
We are very close to reaching our target of adding 500 new stores this year.

We also acquired two companies, Guangzhou Chichi Network Companies and Shanghai Jinao Food Co. Ltd. during the first and second quarter.

For the three months ended September 30, 2008 and 2007

For the three months ended September 30, 2008, the sales totaled $7,457,814, an increase of $3,944,140, or 112.25% as compared to the net sales of $3,513,674 for the three months ended September 30, 2007.

Both new subsidiaries started to contribute their sales to China Yingxia, because the accounts of Shanghai Jinao that have been consolidated into Harbin Yingxia and Guangzhou Chichi was for the full three months of the third quarter instead of only two months of sales consolidated into Harbin Yingxia in the second quarter.

The number of franchisee owned retail stores increased during the third quarter is 146. Please see the table below for their distribution and contribution to the total sales of the Company.

During the third quarter, the Company continues to expand its distribution network and has created 146 new franchisees stores. The total sales contribution of these new stores in the quarter was $571,359. The distribution of the new stores is as follows:

Region	City	# of stores	Revenue contribution in Q3	Note P-Provincial level M-City level C-County level
Northeast		78	$304,986
	Harbin	30		P
	Daqing	17		C
	Qiqihar	13		C
	Mudanjiang	10		C
	Suihua	8		C
Northern China		7	$27,326	C
	Beijing	7		C
Eastern China		13	$52,167	C
	Shanghai	10		C
	Hefei	3		C
Southern China		27	$106,819	C
	Guangzhou	17		C
	Shenzhen	10		C
Northwest		3	$12,575	C
	Lanzhou	3		C
Southwest		13	$49,683	C
	Chongqing	13		C
Southcentral		5	$17,802	C
	Wuhan	5		C
Total		146	$571,359	C

A breakdown of sales by product categories and as a percentage of total sales, as well as their respective gross margins for both first nine months of 2008 and the third quarter of 2008 are listed below:

	Jan. to Sept 2008 Revenue	Percentage of Revenue	Gross Margins

Nutritional Foods	$3,445,742	21.56%	50.38%
Dietary Supplements	$2,639,100	16.51%	64.85%
Cosmetic Products	$233,064	1.46%	68.78%
Cactus Materials	$7,933,170	49.63%	57.60%
Personal Care and Other Products	$226,452	1.42%	69.72%
Chichi Network Companies	$738,881	4.62%	30.61%
Shanghai Jinao Food Co.	$768,901	4.81%	30.04%
Total	$15,985,310	100%	55.00% %

	Jul.-Sept. 2008 Revenue	Percentage of Revenue	Gross Margins

Nutritional Foods	$1,316,467	17.65%	49.92%
Dietary Supplements	$813,213	10.90%	62.75%
Cosmetic Products	$78,695	1.06%	70.33%
Cactus Materials	$3,674,173	49.27%	59.26%
Personal Care and Other Products	$70,512	0.95%	71.30%
Chichi Network Companies	$737,424	9.89%	38.00%
Shanghai Jinao Food Co.	$767,330	10.29%	30.04%
Total	$7,457,814	100%	56.16%

Within the two of the major categories:

Nutritional Foods	Jul. – Sept. 2008 Revenue	Percentage of Nutritional Food Sales
Organic Rice	$650,613	49.42%
Soybean Milk and Yogurt	$321,516	24.42%
Long Gu Millet	$29,339	2.23%

Dietary Supplements	Jul. – Sept. 2008 Revenue	Percentage of Dietary Supplements Sales
Alpha Roots	$302,396	37.19%
Cactus and Other Herbal Tablets	$123,366	15.17%
Wild Herbal Nutritional Pills	$111,570	13.72%

Besides the seasonality discussed above, the trends in the sales are: 1. Cactus products remain the largest segment of the revenue, at about 50% of the total. The nutritional foods come as the second, with a share of 25% - 30%. Because the newly acquired Shanghai Jinao Foods Co. produces soybean milk and yogurt, its revenue belongs to the nutritional food sales. The third major product category is the dietary supplements. Its share of the sales is between 10% to 20%.

Cost of Sales

The cost of sales was $7,192,816 for the nine months ended September 30, 2008, an increase of $3,189,027 or 79.65% as compared to the cost of sales of $4,003,789 for the nine months ended September 30, 2007.

For the three months ended September 30, 2008 and 2007

For the three months ended September 30, 2008, the cost of sales increased by $2,615,304, or 289.11%, as compared to the cost of sales of $904,604 for the three months ended September 30, 2007.

These increases are larger than the percentage increases in revenues. This shows we face margin pressure due to increasing raw material costs, such as fertilizers and energy costs, such as gasoline for our transportation vehicles. We have long term contracts with local farmers who supply the company with agricultural raw materials at pre-negotiated prices. We also grow many of our raw materials by ourselves.

Total Operating Expenses

For the nine months ended September 30, 2008 and 2007

Total operating  expenses were $1,437,703 for the nine months ended September 30, 2008,  a decrease  of  $222,971 or 13.43% as  compared to total operating expenses of  $1,660,674 for the nine months  ended  September 30, 2007.  These decreases are the results of 1. The company has entered a slow phase of R & D activities and limited the related expenses. The company currently has enough new products to focus on their sales. 2. of the company’s streamlining its management expenses and professional services fees.

For the three months ended September 30, 2008 and 2007

For the three months ended September 30, 2007 and 2008, the operating expense also dropped significantly, by $372,836, or 41.53%, from $897,699 in 2007 to $524,863. The reasons for this decline are similar to those for the nine-month period as outlined above.

Net Income

Net income for the nine months ended September 30, 2008 increased by $2,303,402 or 48.81% to $7,022,550 from $4,719,148 for the nine months ended September 30, 2007. For the three months ended September 2008, net income also increased by $1,508,480, or 88.01%, from $1,713,951 in 2007 to $3,222,431 in 2008. The increases in net income are the direct results of increase in revenue.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash and cash equivalents of $5,376,431, as compared to $736,683 at December 31, 2007. As of September 30, 2008, the Company had working capital of $21,163,045, as compared to $ 14,765,981 as of December 31, 2007.

Net cash provided by the operating activities totaled $1,488,985 for the nine months ended September 30, 2008, as compared to cash used by operating activities of $1,247,829 for the nine months ended September 30, 2007. The net cash provide in operations was largely affected by the increase in net income.

Net cash provided by investing activities totaled $1,836,908 for the nine months ended September 30, 2008 as compared to net cash used of $7,364,044 for the nine months ended September 30, 2007. During the nine month period ended September 30, 2008, we were able to collect short term loans of $2,194,774 and loans to related parties of $1,942,951. These collections are related to the short term loans we made to the farmers of our Hulan production base to finance the construction of well sinkers during the drought in 2007.

These collections offset purchase of property and equipment, investment advance to support India operations, Company’s working capital, deposits on buildings and land along with investment made toward the development of our business in southern China with Chichi Wang companies.

On January 23, 2008, the Company registered ‘China Xianhe India Private Limited” in New Deli, India.   RMB2,000,000 (approximately US$283,322) was made an advance as initial start up cost as of June 30, 2008.  The Company is expected to expand its dietary supplement products into Indian market in November of 2008. It has received the business license of direct sales from Indian authorities and is currently organizing logistics for shipping the products to India

Deposits on buildings and land of $1,564,042 were related to our sales office in Beijing along with land in Anhui. The office in Harbin has completed with the title transferred under China Yingxia and has been reclassified into Property, Plant and Equipment, as of the end of September 30, 2008.

Net cash used or provided in financing activities were nil for the nine months ended September 30, 2008 as compared to $9,306,743 provided for the nine months ended September 30, 2007.

As of September 30, 2008, the Company has loans receivable from related parties in the amount of $94,600. All related party loans are provided to the affiliated retail stores or companies to facilitate the initial establishment of their businesses for selling the Company’s products. These loans are interest free and unsecured and are due upon demand. As many stores are closing down and turned into online stores, the loans have not increased significantly compared with the second quarter of 2008, even when the number of new stores has increased.

The Company made separate deposits in the total amount of $1,564,042 on one office space in Beijing and a piece of land in Anhui Province it intends to purchase. All purchases are evidenced by purchase agreements and the transactions were not finalized as of September 30, 2008. Once the Company completes the title transfers, the deposits will be reclassified to Property, Plant and Equipment account.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA YINGXIA INTERNATIONAL, INC.

November 14, 2008	By:	/s/
Yingxia Jiao
Chief Executive Officer

November 14 , 2008	By:	/s/
Ren Hu
Chief Financial Officer (Principal Financial and Accounting Officer)