Form 10KSB/A
period 2007-12-31
China Yingxia International, Inc.
filed 2008-12-05
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K-SB / A

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

	Closing Bid
YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31*	$2.24	$0.89
2nd Quarter Ended June 30*	$2.36	$1.24
3rd Quarter Ended September 30 *	$2.02	$1.51
4th Quarter Ended December 31	$2.00	$1.02
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$2.15	$1.74
2nd Quarter Ended June 30	$2.99	$1.79
3rd Quarter Ended September 30	$3.38	$1.90
4th Quarter Ended December 31	$3.20	$1.31
YEAR 2008	High Bid	Low Bid
Period Ended March 28	$1.74	$0.67

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.

These procedural requirements are as follows:  In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries.  However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present PRC subsidiary’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75.  We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Cash used in other receivables increased to $2,804,002 in 2007 primarily due to the approximately  RMB13,800,000 (approximately US$1.9 million) made to a organic rice growing project in Donghai, Jiangsu Province, in anticipation of a good harvest year. The advance was not utilized because the actual output of the rice was a lot less than expected. The Company collected the full amount in the first quarter of 2008.

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
-Other Comprehensive Income,net of tax
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

CHINA YINGXIA INTERNATIONAL, INC.
(PARENT-ONLY)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

CHINA YINGXIA INTERNATIONAL, INC.
(PARENT-ONLY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet at December 31, 2007	F-25

Condensed Statements of Operations for the years ended December 31, 2007 and 2006	F-26

Condensed Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-27

CHINA YINGIXA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED BALANCE SHEET
December 31,

ASSETS	2007	2006
Current assets:
Cash and Cash Equivalents	$19,331	$-
Total Current Assets	19,331	-

Other assets:
Investment in Subsidiary	18,948,794	3,363,185
Total Other Assets	18,948,794	3,363,185

Total Assets	$18,968,125	$3,363,185

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; - 0 -
shares outstanding at December 31, 2006	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
44,439,787 shares issued and outstanding as of December 31, 2007	44,440	33,609
Additional paid-in-capital	9,474,895	-
Retained earnings-unappropriated	9,448,790	3,329,576
Total Stockholders' Equity	18,968,125	3,363,185

Total Liabilities and Stockholders' Equity	$18,968,125	$3,363,185

CHINA YINGIXA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Selling, general and administrative	323,519

Income before other Income and (Expenses)	(323,519)	-

Other Income and (Expenses)
Investment income from subsidiaries	6,442,733	3,329,576
Interest Income	-

Income (loss) Before Income Taxes (Benefits)	6,119,214	3,329,576

Provision for Income Taxes (Benefits)	-	-

Net Income (loss)	$6,119,214	$3,329,576

Basic and diluted income per common share
Basic	$0.16	$0.19
Diluted	$0.15	$0.19

Weighted average number of common shares
Basic	37,995,417	17,157,810
Diluted	40,176,812	17,157,810

CHINA YINGXIA INTERNATIONAL INC.
(PARENT-ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006

Cash Flows From Operating Activities:
Net income (loss)	$6,119,214	$3,329,576
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Investment income from Subsidiaries	(6,442,733)	(3,329,576)
Depreciation and amortization	-
Consulting fees paid thorugh the issuance of common stocks	212,850	-

Changes in operating assets and liabilities:
Receivables	-	-
Prepaid expenses	-	-
Accounts payable and accrued liabilities	-	-

Cash provided by (used in) operating activities	(110,669)	-

Cash Flows From Investing Activities:
Purchase of property and equipment	-	-

Cash (used in) investing activities	-	-

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	9,272,876	-
Payment to shareholders upon reverse merger	-	-
Payment on investment in subsidiary	(9,142,876)	-

Cash provided by (used in) financing activities	130,000	-

Increase (Decrease) in cash and cash equivalents	19,331	-

Cash and Cash Equivalents - Beginning of year	-	-

Cash and Cash Equivalents - Ending of year	$19,331	$-

Supplemental disclosures of cash flow information
During the year, cash was paid for the following:
Interest	-	-
Taxes	$-	$-

Non-cash investing and financing activities:

Share issued for consulting services	$212,850	$-

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the fiscal year ending December 31, 2007. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, at December 31, 2007, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2007, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2007 and for the fiscal year ending December 31, 2007 and that there is a material weakness in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates a lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews.  In order to remedy the weaknesses identified in this assessment, in June 2008, we hired a full-time CFO and instructed him to develop and implement necessary internal control procedures.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB/A.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control except as set forth above over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

CHINA YINGXIA INTERNATIONAL, INC.

December 5 , 2008	By:	/s/ Yingxia Jiao
YINGXIA JIAO
President, Chief Executive Officer and Chairwoman

By:	/s/ Ren Hu
Ren Hu
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yingxia Jiao	President, Chief Executive Officer and Chairwoman	December 5 , 2008
YINGXIA JIAO

/s/ Alice Lee Rogers	Director	December 5 , 2008
Alice Lee Rogers

/s/ Dr. Zhaobo Wang	Director	December 5 , 2008
DR. ZHAOBO WANG