Form 10-Q/A
period 2008-03-31
China Yingxia International, Inc.
filed 2008-12-05
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been   Noxsubject to such filing requirements for the past 90 days. Yes  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

See accompanying notes to the consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2007 Form 10-Q.

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

 PART I - Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, under the direction of our Chief Executive Officer/Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2008 and concluded that our disclosure controls and procedures were ineffective as of March 31, 2008 due to the following:  A material weakness due to a lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews.  In order to remedy the weaknesses identified in this assessment, in June 2008, we hired a full-time CFO and instructed him to develop and implement necessary internal control procedures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: December 4, 2008	By:	/s/ Yingxia Jiao
Yingxia Jiao
Chief Executive Officer, Chief Financial Officer at March 31, 2008