Form 10-Q/A
period 2008-06-30
China Yingxia International, Inc.
filed 2008-12-05
CIK 1113546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Overview

The Company operates its business through its wholly-owned subsidiary Harbin Yingxia Industrial Co., Ltd. (" Harbin Yingxia"), a joint stock corporation organized and existing under the laws of the People's Republic of China (“PRC”). Harbin Yingxia is engaged in the development, production, and sale of nutritional food products, including soybean milk and yogurt, and rice and millet products; dietary supplements and cactus plants, as well as beauty cosmetics and other products. Sales within China comprise 100% of total revenue.

Results of Operations

For the three Months Ended June 30, 2008 compared to the three Months Ended June 30, 2007:

Revenue

The Company generated $6,415,592 in sales for the three months ended June 30, 2008, an increase of $1,187,659 or 22.72% as compared to the revenue of $5,227,933 for the three months ended June 30, 2007. This increase in sales is the direct result of the continued expansion of company’s distribution network. In the second quarter, the company has added 230 new stores to its chain of franchisee owned retail outlets, making the total at 1,273.

Cost of Sales

The cost of sales was $2,848,275 for the three months ended June 30, 2008, an increase of $531,162 or 22.92% as compared to the cost of sales of $2,317,117 for the three months ended June 30, 2007. The increase in the cost of sales is in proportion with the increase of sales.

Total Operating Expenses

Total operating expenses were $422,500 for the three months ended June 30, 2008,  a decrease  of  $24,557 or 5.49% as  compared to total  operating expenses of  $447,057  for the three  months  ended  June 30, 2007.  The decrease is due to substantial reduction in company’s research and development expense, because the company has enough new products launched and must focus on their sales and marketing.

Net Income

Net income for the three months ended June 30, 2008 increased by $576,016 to $3,040,143 or 23.38% from $2,464,127 for the three months ended June 30, 2007. The increase in net income is the direct result of an increase in revenue and proportionally smaller increases in costs and expenses.

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

 Item 4T. Evaluation of Disclosure Controls and Procedures

PART I - Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, under the direction of our Chief Executive Officer/Chief Financial Officer, we evaluated our disclosure controls and procedures as of June 30, 2008 and concluded that our disclosure controls and procedures were ineffective as of June 30, 2008 due to the following:  A material weakness due to a lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews.  In order to remedy the weaknesses identified in this assessment, in June 2008, we hired a full-time CFO and instructed him to develop and implement necessary internal control procedures.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA YINGXIA INTERNATIONAL, INC.

Date: December 4, 2008	By:	/s/ Yingxia Jiao
Yingxia Jiao
Chief Executive Officer

Date: December 4, 2008	By:	/s/ Ren Hu
Ren Hu
Chief Financial Officer